Form 10-Q
period 2014-09-30
FS Energy & Power Fund II
filed 2014-11-14
CIK 1599750

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 814-01066

FS Energy and Power Fund II
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	46-4783632 (I.R.S. Employer Identification No.)
Cira Centre 2929 Arch Street, Suite 675 Philadelphia, Pennsylvania (Address of principal executive office)	19104 (Zip Code)

Registrant's telephone number, including area code: (215) 495-1150

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒.

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐.

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        The issuer had 22,222 common shares of beneficial interest outstanding as of November 14, 2014.

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

FS Energy and Power Fund II

Unaudited Balance Sheet

(in thousands, except share and per share amounts)

September 30, 2014
Assets
Cash and cash equivalents	$200

Total assets	$200

Commitments and contingencies ($1,783)(1)
Shareholders' equity
Preferred shares, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	$—
Common shares, $0.001 par value, 750,000,000 shares authorized, 22,222 shares issued and outstanding	—
Capital in excess of par value	200

Total shareholders' equity	$200

Net asset value per common share at period end	$9.00

(1)
See Note 5 for a discussion of the Company's commitments and contingencies.

See notes to unaudited financial statements.

FS Energy and Power Fund II

Notes to Unaudited Financial Statements

(in thousands, except share and per share amounts)

Note 1. Principal Business and Organization

        FS Energy and Power Fund II, or the Company, was formed as a Delaware statutory trust under the Delaware Statutory Trust Act on February 6, 2014 and has been inactive since that date except for matters relating to its organization. The Company expects to formally commence investment operations upon raising gross offering proceeds in excess of $2,500, or the minimum offering requirement, all of which must be from sales of its common shares in its continuous public offering to persons who are not affiliated with the Company or the Company's investment adviser, FSEP II Advisor, LLC, or FSEP II Advisor. FSEP II Advisor is a private investment firm that is registered as an investment adviser under the Investment Advisers Act of 1940, as amended, and is an affiliate of the Company.

        The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. The Company will elect to be treated for U.S. federal income tax purposes, and intends to qualify annually thereafter, as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code.

        The Company's investment objective is to generate current income and long-term capital appreciation. The Company's investment policy is to invest, under normal circumstances, at least 80% of its total assets in securities of energy and power related, or Energy, companies. The Company considers Energy companies to be those companies that engage in the exploration, development, production, gathering, transportation, processing, storage, refining, distribution, mining, generation or marketing of natural gas, natural gas liquids, crude oil, refined products, coal or power, including those companies that provide equipment or services to companies engaged in any of the foregoing.

Note 2. Summary of Significant Accounting Policies

        Basis of Presentation:    The accompanying unaudited financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Company has evaluated the impact of subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission, or the SEC.

        Use of Estimates:    The preparation of the unaudited financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Many of the amounts have been rounded, and all amounts are in thousands, except share and per share amounts.

        Cash and Cash Equivalents:    The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company's cash and cash equivalents are maintained with a high credit quality financial institution, which is a member of the Federal Deposit Insurance Corporation.

FS Energy and Power Fund II

Notes to Unaudited Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

        Valuation of Portfolio Investments:    The Company intends to determine the net asset value of its investment portfolio each quarter. Securities that are publicly-traded will be valued at the reported closing price on the valuation date. Securities that are not publicly-traded will be valued at fair value as determined in good faith by the Company's board of trustees. In connection with that determination, the Company expects that FSEP II Advisor will provide the Company's board of trustees with portfolio company valuations which are based on relevant inputs, including, but not limited to, indicative dealer quotes, values of like securities, recent portfolio company financial statements and forecasts, and valuations prepared by third-party valuation services.

        Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosure, or ASC Topic 820, issued by the Financial Accounting Standards Board, or FASB, clarifies the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. ASC Topic 820 defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities where there is little or no activity in the market; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

        With respect to investments for which market quotations are not readily available, the Company intends to undertake a multi-step valuation process each quarter, as described below:

  •
  the Company's quarterly valuation process will begin with FSEP II Advisor's management team providing a preliminary valuation of each portfolio company or investment to the Company's valuation committee, which valuation may be obtained from an independent valuation firm, if applicable;

  •
  preliminary valuation conclusions will then be documented and discussed with the Company's valuation committee;

  •
  the Company's valuation committee will review the preliminary valuation and FSEP II Advisor's management team, together with its independent valuation firm, if applicable, will respond and supplement the preliminary valuation to reflect any comments provided by the valuation committee; and

  •
  the Company's board of trustees will discuss valuations and will determine the fair value of each investment in the Company's portfolio in good faith based on various statistical and other factors, including the input and recommendation of FSEP II Advisor, the valuation committee and any third-party valuation firm, if applicable.

        Determination of fair value involves subjective judgments and estimates. Accordingly, these notes to the Company's financial statements will refer to the uncertainty with respect to the possible effect of such valuations and any change in such valuations on the Company's financial statements. In making its determination of fair value, the Company's board of trustees may use independent third-party pricing or valuation services; provided that the Company's board of trustees shall not be required to determine

FS Energy and Power Fund II

Notes to Unaudited Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

fair value in accordance with the valuation provided by any single source, and the Company's board of trustees shall retain the discretion to use any relevant data, including information obtained from FSEP II Advisor or any independent third-party valuation or pricing service, that the Company's board of trustees deems to be reliable in determining fair value under the circumstances. Below is a description of factors that the Company's board of trustees may consider when valuing the Company's debt and equity investments.

        Valuation of fixed income investments, such as loans and debt securities, depends upon a number of factors, including prevailing interest rates for like securities, expected volatility in future interest rates, call features, put features and other relevant terms of the debt. For investments without readily available market prices, the Company may incorporate these factors into discounted cash flow models to arrive at fair value. Other factors that the Company's board of trustees may consider include the borrower's ability to adequately service its debt, the fair market value of the portfolio company in relation to the face amount of its outstanding debt and the quality of collateral securing the Company's debt investments.

        For convertible debt securities, fair value will generally approximate the fair value of the debt plus the fair value of an option to purchase the underlying security (the security into which the debt may convert) at the conversion price. To value such an option, a standard option pricing model may be used.

        The Company's equity interests in portfolio companies for which there is no liquid public market will be valued at fair value. The Company's board of trustees, in its analysis of fair value, may consider various factors, such as multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. All of these factors may be subject to adjustments based upon the particular circumstances of a portfolio company or the Company's actual investment position. For example, adjustments to EBITDA may take into account compensation to previous owners or acquisition, recapitalization, restructuring or other related items.

        The Company's board of trustees may also look to private merger and acquisition statistics, public trading multiples discounted for illiquidity and other factors, valuations implied by third-party investments in the portfolio companies or industry practices in determining fair value. The Company's board of trustees may also consider the size and scope of a portfolio company and its specific strengths and weaknesses, and may apply discounts or premiums, where and as appropriate, due to the higher (or lower) financial risk and/or the size of portfolio companies relative to comparable firms, as well as such other factors as the Company's board of trustees, in consultation with any third-party valuation firm, if applicable, may consider relevant in assessing fair value.

        Generally, the value of the Company's equity interests in public companies for which market quotations are readily available will be based upon the most recent closing public market price. Portfolio securities that carry certain restrictions on sale will typically be valued at a discount from the public market value of the security.

        If the Company receives warrants or other equity securities at nominal or no additional cost in connection with an investment in a debt security, the cost basis in the investment will be allocated between the debt securities and any such warrants or other equity securities received at the time of

FS Energy and Power Fund II

Notes to Unaudited Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

origination. The Company's board of trustees will subsequently value these warrants or other equity securities received at fair value.

        The fair values of the Company's investments will be determined in good faith by the Company's board of trustees. The Company's board of trustees will be solely responsible for the valuation of the Company's portfolio investments at fair value as determined in good faith pursuant to the Company's valuation policy and consistently applied valuation process. The Company intends to value all of its Level 2 and Level 3 assets by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which will be provided by an independent third-party pricing service and screened for validity by such service. For investments for which the third-party pricing service is unable to obtain quoted prices, the Company intends to obtain bid and ask prices directly from dealers who make a market in such investments. To the extent that the Company holds investments for which no active secondary market exists and, therefore, no bid and ask prices can be readily obtained (or such prices are deemed to be unreliable under the circumstances), the Company's valuation committee will utilize an independent third-party valuation service to value such investments.

        The Company will periodically benchmark the bid and ask prices received from the third-party pricing service and/or dealers, as applicable, and valuations received from the third-party valuation service against the actual prices at which it purchases and sells its investments. The Company believes that these prices will be reliable indicators of fair value. The Company's valuation committee and board of trustees will review and approve the valuation determinations made with respect to these investments in a manner consistent with the Company's valuation process.

        Revenue Recognition:    Security transactions will be accounted for on the trade date. The Company will record interest income on an accrual basis to the extent that it expects to collect such amounts. The Company will record dividend income on the ex-dividend date. The Company will not accrue as a receivable interest or dividends on loans and securities if there is reason to doubt the collectability of such income. Loan origination fees, original issue discount and market discount will be capitalized and such amounts will be amortized as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees and original issue discount will be recorded as interest income. Upfront structuring fees will be recorded as fee income when earned. The Company will record prepayment premiums on loans and securities as fee income when it receives such amounts.

        Net Realized Gains or Losses, Net Change in Unrealized Appreciation or Depreciation and Net Change in Unrealized Gains or Losses on Foreign Currency:    Gains or losses on the sale of investments will be calculated by using the specific identification method. The Company will measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees. Net change in unrealized appreciation or depreciation will reflect the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized gains or losses, when gains or losses are realized and the respective unrealized gain or loss on foreign currency for any foreign denominated investments the Company may hold. Net change in unrealized gains or losses on foreign currency will reflect the change in the value of receivables or accruals during the reporting period due to the impact of foreign currency fluctuations.

FS Energy and Power Fund II

Notes to Unaudited Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

        Capital Gains Incentive Fee:    The Company entered into an investment advisory and administrative services agreement with FSEP II Advisor, dated as of July 31, 2014, or the investment advisory and administrative services agreement. Pursuant to the terms of the investment advisory and administrative services agreement, the incentive fee on capital gains will be determined and payable in arrears as of the end of each calendar year (or upon termination of such agreement). Such fee will equal 20.0% of the Company's incentive fee capital gains (i.e., the Company's realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, net of all realized capital losses and unrealized capital depreciation on a cumulative basis), less the aggregate amount of any previously paid capital gains incentive fees. On a quarterly basis, the Company will accrue for the capital gains incentive fee by calculating such fee as if it were due and payable as of the end of such period.

        While the investment advisory and administrative services agreement neither includes nor contemplates the inclusion of unrealized gains in the calculation of the capital gains incentive fee, pursuant to an interpretation of an American Institute of Certified Public Accountants, or AICPA, Technical Practice Aid for investment companies, the Company will include unrealized gains in the calculation of the capital gains incentive fee expense and related accrued capital gains incentive fee. This accrual will reflect the incentive fees that would be payable to FSEP II Advisor if the Company's entire portfolio were liquidated at its fair value as of the balance sheet date even though FSEP II Advisor will not be entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized.

        Organization Costs:    Organization costs include, among other things, the cost of organizing as a Delaware statutory trust, including the cost of legal services and other fees pertaining to the Company's organization. These costs will be expensed as the Company raises proceeds in its continuous public offering. For the period from February 6, 2014 (Inception) to September 30, 2014, organization costs of $177 were incurred on behalf of the Company by Franklin Square Holdings, L.P., or Franklin Square Holdings, an affiliate of FSEP II Advisor (see Note 3). For the three months ended September 30, 2014, organization costs of $62 were incurred on behalf of the Company by Franklin Square Holdings (see Note 3).

        Offering Costs:    Offering costs include, among other things, legal fees and other costs pertaining to the preparation of the Company's Registration Statement on Form N-2 relating to the continuous public offering of its common shares. The Company will charge offering costs against capital in excess of par value as the Company raises proceeds in its continuous public offering. During the period from February 6, 2014 (Inception) to September 30, 2014, offering costs of $1,606 were incurred on behalf of the Company by Franklin Square Holdings (see Note 3). During the three months ended September 30, 2014, offering costs of $413 were incurred on behalf of the Company by Franklin Square Holdings (see Note 3).

        Under the terms of the investment advisory and administrative services agreement, upon satisfaction of the minimum offering requirement, FSEP II Advisor will be entitled to receive 1.5% of gross proceeds raised in the Company's continuous public offering until all offering costs and organization costs funded by FSEP II Advisor or its affiliates (including Franklin Square Holdings) have been recovered.

FS Energy and Power Fund II

Notes to Unaudited Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

        Income Taxes:    The Company intends to elect to be treated for U.S. federal income tax purposes, and intends to qualify annually thereafter, as a RIC under Subchapter M of the Code. To qualify for and maintain qualification as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements and distribute to its shareholders, each year, at least 90% of its "investment company taxable income," which is generally the Company's net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses. As a RIC, the Company will not have to pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes to its shareholders. The Company intends to make distributions in an amount sufficient to qualify for and maintain its RIC status each year and to not pay any U.S. federal income taxes on income so distributed. The Company will also be subject to nondeductible U.S. federal excise taxes if it does not distribute at least 98% of net ordinary income, 98.2% of any capital gain net income, if any, and any recognized and undistributed income from prior years for which it paid no U.S. federal income taxes.

        Uncertainty in Income Taxes:    The Company will evaluate its tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in the financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is "more likely than not" to be sustained assuming examination by taxing authorities. The Company will recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in the Company's statements of operations. During the period from February 6, 2014 (Inception) to September 30, 2014, the Company did not incur any interest or penalties.

        Distributions:    Distributions to the Company's shareholders will be recorded as of the record date. Subject to the discretion of the Company's board of trustees and applicable legal restrictions, the Company intends to authorize and declare ordinary cash distributions on either a weekly, semi-monthly or monthly basis and pay such distributions on either a monthly or quarterly basis. Net realized capital gains, if any, will be distributed or deemed distributed at least annually.

Note 3. Related Party Transactions

Compensation of the Investment Adviser and its Affiliates

        Pursuant to the terms of the investment advisory and administrative services agreement, after the Company meets its minimum offering requirement, FSEP II Advisor will become entitled to an annual base management fee of 2.0% of the Company's average weekly gross assets and an incentive fee based on the Company's performance. Base management fees will be paid on a quarterly basis in arrears.

        The incentive fee will consist of two parts. The first part, which is referred to as the subordinated incentive fee on income, will be calculated and payable quarterly in arrears, will equal 20.0% of the Company's "pre-incentive fee net investment income" for the immediately preceding quarter and will be subject to a hurdle rate, expressed as a rate of return on adjusted capital, as defined in the investment advisory and administrative services agreement, equal to 1.625% per quarter, or an annualized hurdle rate of 6.5%. As a result, FSEP II Advisor will not earn this incentive fee for any quarter until the Company's pre-incentive fee net investment income for such quarter exceeds the hurdle rate of 1.625%. Once the Company's pre-incentive fee net investment income in any quarter

FS Energy and Power Fund II

Notes to Unaudited Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 3. Related Party Transactions (continued)

exceeds the hurdle rate, FSEP II Advisor will be entitled to a "catch-up" fee equal to the amount of the pre-incentive fee net investment income in excess of the hurdle rate, until the Company's pre-incentive fee net investment income for such quarter equals 2.031% of adjusted capital, or 8.125% annually. This "catch-up" feature allows FSEP II Advisor to recoup the fees foregone as a result of the existence of the hurdle rate. Thereafter, FSEP II Advisor will be entitled to receive 20.0% of the Company's pre-incentive fee net investment income.

        The second part of the incentive fee, which is referred to as the incentive fee on capital gains, will be determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory and administrative services agreement). This fee will equal 20.0% of the Company's incentive fee capital gains, which will equal the Company's realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. The Company will accrue for the capital gains incentive fee, which, if earned, will be paid annually. The Company will accrue for the capital gains incentive fee based on net realized and unrealized gains; however, under the terms of the investment advisory and administrative services agreement, the fee payable to FSEP II Advisor will be based on realized gains and no such fee will be payable with respect to unrealized gains unless and until such gains are actually realized.

        The Company will also reimburse FSEP II Advisor for expenses necessary to perform services related to the Company's administration and operations. The amount of this reimbursement will be the lesser of (1) FSEP II Advisor's actual costs incurred in providing such services and (2) the amount that the Company estimates it would be required to pay alternative service providers for comparable services in the same geographic location. FSEP II Advisor will be required to allocate the cost of such services to the Company based on factors such as assets, revenues, time allocations and/or other reasonable metrics. The Company's board of trustees will then assess the reasonableness of such reimbursements based on the breadth, depth and quality of such services as compared to the estimated cost to the Company of obtaining similar services from third-party service providers known to be available. In addition, the Company's board of trustees will consider whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, the Company's board of trustees will compare the total amount paid to FSEP II Advisor for such services as a percentage of the Company's net assets to the same ratio as reported by other comparable BDCs. The Company will not reimburse FSEP II Advisor for any services for which it receives a separate fee, or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of FSEP II Advisor.

        Franklin Square Holdings, an affiliate of FSEP II Advisor, has funded the Company's offering and organization costs in the amount of $1,783 for the period from February 6, 2014 (Inception) to September 30, 2014.

        Under the terms of the investment advisory and administrative services agreement, there will be no liability on the Company's part for the offering or organization costs funded by FSEP II Advisor or its affiliates (including Franklin Square Holdings) until the investment advisory and administrative services agreement is effective and the Company has satisfied the minimum offering requirement. At such time, FSEP II Advisor will be entitled to receive 1.5% of the gross proceeds raised in the Company's continuous public offering until all offering or organization costs incurred have been recovered. The

FS Energy and Power Fund II

Notes to Unaudited Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 3. Related Party Transactions (continued)

minimum reimbursement to FSEP II Advisor for such fees is expected to be $37.5, assuming the minimum offering requirement is satisfied.

Capital Contributions by FSEP II Advisor

        In April 2014, pursuant to a private placement, Michael C. Forman and David J. Adelman, the co-founders of Franklin Square Holdings, contributed an aggregate of $200, which was used in its entirety to purchase 22,222 common shares at $9.00 per share, which represents the initial public offering price of $10.00 per share, net of selling commissions and dealer manager fees. Messrs. Forman and Adelman will not tender these common shares for repurchase as long as FSEP II Advisor remains the Company's investment adviser.

Potential Conflicts of Interest

        FSEP II Advisor's senior management team is comprised of substantially the same personnel as the senior management teams of FB Income Advisor, LLC, FSIC II Advisor, LLC, FSIC III Advisor, LLC, FS Investment Advisor, LLC and FS Global Advisor, LLC, the investment advisers to Franklin Square Holdings' other affiliated BDCs and affiliated closed-end management investment company. As a result, such personnel provide investment advisory services to the Company and each of FS Investment Corporation, FS Investment Corporation II, FS Investment Corporation III, FS Energy and Power Fund and FS Global Credit Opportunities Fund. While none of FSEP II Advisor, FB Income Advisor, LLC, FSIC II Advisor, LLC, FSIC III Advisor, LLC, FS Investment Advisor, LLC or FS Global Advisor, LLC is currently making private corporate debt investments for clients other than the Company, FS Investment Corporation, FS Investment Corporation II, FS Investment Corporation III, FS Energy and Power Fund or FS Global Credit Opportunities Fund, respectively, any, or all, may do so in the future. In the event that FSEP II Advisor undertakes to provide investment advisory services to other clients in the future, it intends to allocate investment opportunities in a fair and equitable manner consistent with the Company's investment objectives and strategy, if necessary, so that it will not be disadvantaged in relation to any other client of FSEP II Advisor or its management team. In addition, even in the absence of FSEP II Advisor retaining additional clients, it is possible that some investment opportunities may be provided to FS Investment Corporation, FS Investment Corporation II, FS Investment Corporation III, FS Energy and Power Fund and/or FS Global Credit Opportunities Fund rather than to the Company.

Exemptive Relief

        In an order dated June 4, 2013, the SEC granted exemptive relief permitting the Company, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with certain affiliates of FSEP II Advisor, including FS Investment Corporation, FS Investment Corporation II, FS Investment Corporation III, FS Energy and Power Fund and any future BDCs that are advised by FSEP II Advisor or its affiliated investment advisers, or collectively, the Company's co-investment affiliates. The Company believes this relief may not only enhance its ability to further its investment objectives and strategy, but may also increase favorable investment opportunities for the Company, in part by allowing it to participate in larger investments, together with the co-investment affiliates, than would be available to the Company if such relief had not been obtained. Because the Company does not have exemptive relief to engage in co-investment transactions with

FS Energy and Power Fund II

Notes to Unaudited Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 3. Related Party Transactions (continued)

GSO and its affiliates, the Company will be permitted to co-invest with GSO and its affiliates only in accordance with existing regulatory guidance.

Expense Reimbursement

        Pursuant to an expense support and conditional reimbursement agreement, dated as of July 31, 2014, by and between Franklin Square Holdings and the Company, or the expense reimbursement agreement, Franklin Square Holdings has agreed to reimburse the Company for expenses in an amount that is sufficient to ensure that no portion of the Company's distributions to shareholders will be paid from offering proceeds or borrowings.

        However, because certain investments the Company may make, including preferred and common equity investments, may generate dividends and other distributions to the Company that are treated for tax purposes as a return of capital, a portion of the Company's distributions to shareholders may also be deemed to constitute a return of capital for tax purposes to the extent that the Company may use such dividends or other distribution proceeds to fund its distributions to shareholders. Under those circumstances, Franklin Square Holdings will not reimburse the Company for the portion of such distributions to shareholders that represent a return of capital for tax purposes, as the purpose of the expense reimbursement arrangement is not to prevent tax-advantaged distributions to shareholders.

        Under the expense reimbursement agreement, Franklin Square Holdings will reimburse the Company quarterly for expenses in an amount equal to the difference between the Company's cumulative distributions paid to its shareholders in each quarter, less the sum of the Company's net investment company taxable income, net capital gains and dividends and other distributions paid to the Company on account of preferred and common equity investments in portfolio companies (to the extent such amounts are not included in net investment company taxable income or net capital gains) in each quarter.

        Pursuant to the expense reimbursement agreement, the Company has a conditional obligation to reimburse Franklin Square Holdings for any amounts funded by Franklin Square Holdings under this arrangement if (and only to the extent that), during any fiscal quarter occurring within three years of the date on which Franklin Square Holdings funded such amount, the sum of the Company's net investment company taxable income, net capital gains and the amount of any dividends and other distributions paid to the Company on account of preferred and common equity investments in portfolio companies (to the extent not included in net investment company taxable income or net capital gains) exceeds the ordinary cash distributions paid by the Company to shareholders; provided, however, that (i) the Company will only reimburse Franklin Square Holdings for expense support payments made by Franklin Square Holdings to the extent that the payment of such reimbursement (together with any other reimbursement paid during such fiscal year) does not cause "other operating expenses" (as defined below) (on an annualized basis and net of any expense support reimbursement payments received by the Company during such fiscal year) to exceed the lesser of (A) 1.75% of the Company's average net assets attributable to its common shares for the fiscal year-to-date period after taking such payments into account and (B) the percentage of the Company's average net assets attributable to its common shares represented by "other operating expenses" during the fiscal year in which such expense support payment from Franklin Square Holdings was made (provided, however, that this clause (B) will not apply to any reimbursement payment which relates to an expense support payment from Franklin Square Holdings made during the same fiscal year); and (ii) the Company will not reimburse Franklin

FS Energy and Power Fund II

Notes to Unaudited Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 3. Related Party Transactions (continued)

Square Holdings for expense support payments made by Franklin Square Holdings if the annualized rate of regular cash distributions declared by the Company at the time of such reimbursement payment is less than the annualized rate of regular cash distributions declared by the Company at the time Franklin Square Holdings made the expense support payment to which such reimbursement payment relates. "Other operating expenses" means the Company's total "operating expenses" (as defined below), excluding base management fees, incentive fees, organization and offering expenses, financing fees and costs, interest expense, brokerage commissions and extraordinary expenses. "Operating expenses" means all operating costs and expenses incurred, as determined in accordance with GAAP for investment companies.

        The Company or Franklin Square Holdings may terminate the expense reimbursement agreement at any time. The expense reimbursement agreement will automatically terminate (i) if the Company terminates the investment advisory and administrative services agreement, (ii) if the Company's board of trustees makes a determination to dissolve or liquidate the Company or (iii) upon a liquidity event of the Company, including but not limited to (1) a listing of the Company's common shares on a national securities exchange, (2) the sale of all or substantially all of the Company's assets either on a complete portfolio basis or individually followed by a liquidation or (3) a merger or another transaction approved by the board of trustees in which shareholders will likely receive cash or shares of a publicly-traded company. Franklin Square Holdings has indicated that it expects to continue such reimbursements until it deems that the Company has achieved economies of scale sufficient to ensure that it bears a reasonable level of expenses in relation to its income.

        The specific amount of expenses reimbursed by Franklin Square Holdings pursuant to the expense reimbursement agreement, if any, will be determined at the end of each quarter. Upon termination of the expense reimbursement agreement by Franklin Square Holdings, Franklin Square Holdings will be required to fund any amounts accrued thereunder as of the date of termination. Similarly, the conditional obligation of the Company to reimburse Franklin Square Holdings pursuant to the terms of the expense reimbursement agreement shall survive the termination of such agreement by either party.

        Franklin Square Holdings is controlled by the Company's chairman, president and chief executive officer, Michael C. Forman, and the Company's vice-chairman, David J. Adelman. There can be no assurance that the expense reimbursement agreement will remain in effect or that Franklin Square Holdings will reimburse any portion of the Company's expenses in future quarters.

Note 4. Share Repurchase Program

        Beginning with the first full calendar quarter following the satisfaction of the minimum offering requirement, and on a quarterly basis thereafter, the Company intends to offer to repurchase common shares on such terms as may be determined by the Company's board of trustees in its complete and absolute discretion unless, in the judgment of the independent trustees of the Company's board of trustees, such repurchases would not be in the best interests of the Company's shareholders or would violate applicable law. The Company intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the 1940 Act. In months in which the Company repurchases common shares pursuant to its share repurchase program, it expects to conduct repurchases on the same date that it holds its first weekly closing in such month for the sale of common shares in its continuous public

FS Energy and Power Fund II

Notes to Unaudited Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Share Repurchase Program (continued)

offering. Any offer to repurchase common shares will be conducted solely through tender offer materials mailed to each shareholder.

        The Company's board of trustees will also consider the following factors, among others, in making its determination regarding whether to cause the Company to offer to repurchase common shares and under what terms:

  •
  the effect of such repurchases on the Company's qualification as a RIC (including the consequences of any necessary asset sales);

  •
  the liquidity of the Company's assets (including fees and costs associated with disposing of assets);

  •
  the Company's investment plans and working capital requirements;

  •
  the relative economies of scale with respect to the Company's size;

  •
  the Company's history in repurchasing common shares or portions thereof; and

  •
  the condition of the securities markets.

        The Company currently intends to limit the number of common shares to be repurchased during any calendar year to the number of common shares it can repurchase with the proceeds it receives from the issuance of common shares under its distribution reinvestment plan. Because the Company's distribution reinvestment plan is structured as an "opt in" program that requires shareholders to affirmatively elect to have their cash distributions reinvested in additional common shares, such requirement may contribute to the illiquidity of the Company's common shares. At the discretion of the Company's board of trustees, the Company may also use cash on hand, cash available from borrowings and cash from the liquidation of securities investments as of the end of the applicable period to repurchase common shares. In addition, beginning with the first full calendar quarter in the year following the date that the Company satisfies the minimum offering requirement, the Company will limit the number of common shares to be repurchased in any calendar year to 10% of the weighted average number of common shares outstanding in the prior calendar year, or 2.5% in each quarter, though the actual number of common shares that the Company offers to repurchase may be less in light of the limitations noted above. The Company intends to offer to repurchase such common shares at a price equal to 90% of the offering price in effect on each date of repurchase. The Company's board of trustees may amend, suspend or terminate the share repurchase program at any time.

Note 5. Commitments and Contingencies

        The Company enters into contracts that contain a variety of indemnification provisions. The Company's maximum exposure under these arrangements is unknown; however, the Company has not had prior claims or losses pursuant to these contracts. Management of FSEP II Advisor has reviewed the Company's existing contracts and expects the risk of loss to the Company to be remote.

        The Company is not currently subject to any material legal proceedings and, to the Company's knowledge, no material legal proceedings are threatened against the Company.

        See Note 3 for a discussion of the Company's commitments to FSEP II Advisor and its affiliate (including Franklin Square Holdings) for the reimbursement of organization and offering costs funded by Franklin Square Holdings.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
(in thousands, except share and per share amounts)

        The information contained in this section should be read in conjunction with our unaudited financial statements and related notes thereto included elsewhere in this quarterly report on Form 10-Q. In this report, "we," "us" and "our" refer to FS Energy and Power Fund II.

Forward-Looking Statements

        Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this quarterly report on Form 10-Q may include statements as to:

  •
  our future operating results;

  •
  our business prospects and the prospects of the companies in which we may invest;

  •
  the impact of the investments that we expect to make;

  •
  the ability of our portfolio companies to achieve their objectives;

  •
  our expected financings and investments;

  •
  the adequacy of our cash resources, financing sources and working capital;

  •
  the timing and amount of cash flows, distributions and dividends, if any, from our portfolio companies;

  •
  our contractual arrangements and relationships with third parties;

  •
  actual and potential conflicts of interest with FSEP II Advisor, FB Income Advisor, LLC, FSIC II Advisor, LLC, FSIC III Advisor, LLC, FS Investment Advisor, LLC, FS Global Advisor, LLC, FS Investment Corporation, FS Investment Corporation II, FS Investment Corporation III, FS Energy and Power Fund, FS Global Credit Opportunities Fund, GSO Capital Partners LP, or GSO, or any of their affiliates;

  •
  the dependence of our future success on the general economy and its effect on the industries in which we may invest;

  •
  our use of financial leverage;

  •
  the ability of FSEP II Advisor to locate suitable investments for us and to monitor and administer our investments;

  •
  the ability of FSEP II Advisor or its affiliates to attract and retain highly talented professionals;

  •
  our ability to qualify and maintain our qualification as a RIC and as a BDC;

  •
  the impact on our business of the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations issued thereunder;

  •
  the effect of changes to tax legislation and our tax position; and

  •
  the tax status of the enterprises in which we may invest.

        In addition, words such as "anticipate," "believe," "expect" and "intend" indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason. Factors that could cause actual results to differ materially include:

  •
  changes in the economy;

  •
  risks associated with possible disruption in our operations or the economy generally due to terrorism or natural disasters; and

  •
  future changes in laws or regulations and conditions in our operating areas.

        We have based the forward-looking statements included in this quarterly report on Form 10-Q on information available to us on the date of this quarterly report on Form 10-Q. Except as required by the federal securities laws, we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise. Shareholders are advised to consult any additional disclosures that we may make directly to shareholders or through reports that we may file in the future with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. The forward-looking statements and projections contained in this quarterly report on Form 10-Q are excluded from the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act.

Overview

        We were formed as a Delaware statutory trust under the Delaware Statutory Trust Act on February 6, 2014 and will not formally commence investment operations until we receive gross proceeds in excess of $2,500, all of which must be from persons who are not affiliated with us or FSEP II Advisor. We are a newly-organized, externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act and intends to elect to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a RIC under Subchapter M of the Code.

        Our investment activities will be managed by FSEP II Advisor and supervised by our board of trustees, a majority of whom are independent. Under the investment advisory and administrative services agreement, we have agreed to pay FSEP II Advisor an annual base management fee based on our average weekly gross assets as well as incentive fees based on our performance. FSEP II Advisor has engaged GSO to act as our investment sub-adviser. GSO will assist FSEP II Advisor in identifying investment opportunities and will make investment recommendations for approval by FSEP II Advisor according to guidelines set by FSEP II Advisor.

        Our investment policy will be to invest, under normal circumstances, at least 80% of our total assets in securities of Energy companies. This investment policy may not be changed without at least 60 days' prior notice to holders of our common shares of any such change.

        Our investment objective is to generate current income and long-term capital appreciation. We have identified and intend to focus on the following investment categories, which we believe will allow us to generate an attractive total return with an acceptable level of risk.

        Direct Originations:    We intend to leverage our relationship with GSO and its global sourcing and origination platform to directly source investment opportunities. Such investments are originated or structured for us or made by us and are not generally available to the broader market. These investments may include both debt and equity components, although we do not expect to make equity investments (other than income-oriented equity investments) independent of having an existing credit relationship. We believe directly originated investments may offer higher returns and more favorable protections than broadly syndicated transactions.

        Opportunistic:    We intend to seek to capitalize on market price inefficiencies by investing in loans, bonds and other securities where the market price of such investment reflects a lower value than deemed warranted by our fundamental analysis. We believe that market price inefficiencies may occur due to, among other things, general dislocations in the markets, a misunderstanding by the market of a particular company or an Energy industry sub-sector being out of favor with the broader investment community. We will seek to allocate capital to these securities that have been misunderstood or mispriced by the market and where we believe there is an opportunity to earn an attractive return on our investment. Such opportunities may include both event driven investments and anchor orders.

        In the case of event driven investments, we intend to take advantage of dislocations that arise in the markets due to an impending event and where the market's apparent expectation of value differs substantially from our fundamental analysis. Such events may include a looming debt maturity or default, a merger, spin-off or other corporate reorganization, an adverse regulatory or legal ruling, or a material contract expiration, any of which may significantly improve or impair a company's financial position. Compared to other investment strategies, event driven investing depends more heavily on our ability to successfully predict the outcome of an individual event rather than on underlying macroeconomic fundamentals. As a result, successful event driven strategies may offer both substantial diversification benefits and the ability to generate performance in uncertain market environments.

        We also intend to invest in certain opportunities that are originated and then syndicated by a commercial or investment bank but where we provide a capital commitment significantly above the average syndicate participant, i.e., an anchor order. In these types of investments, we may receive fees, preferential pricing or other benefits not available to other lenders in return for our significant capital commitment. Our decision to provide an anchor order to a syndicated transaction will be predicated on a rigorous credit analysis, our familiarity with a particular company, Energy industry sub-sector or financial sponsor, and the broader investment experiences of FSEP II Advisor and GSO.

        Broadly Syndicated/Other:    Although our primary focus will be to invest in directly originated transactions and opportunistic investments, in certain circumstances we will also invest in the broadly syndicated loan and high yield markets. Broadly syndicated loans and bonds are generally more liquid than our directly originated investments and will provide a complement to our less liquid strategies. In addition, and because we expect to typically receive more attractive financing terms on these positions than we would on our less liquid assets, we expect to be able to leverage the broadly syndicated portion of our portfolio in such a way that will maximize the levered return potential of our portfolio.

        We anticipate that our portfolio will be comprised primarily of income-oriented securities, which refers to debt securities and income-oriented preferred and common equity interests, of privately-held Energy companies within the United States. We intend to weight our portfolio towards senior and subordinated debt. In addition to investments purchased from dealers or other investors in the secondary market, we expect to invest in primary market transactions and directly originated investments as this will provide us with the ability to tailor investments to best match a project's or company's needs with our investment objectives. Our portfolio may also be comprised of select income-oriented preferred or common equity interests, which refers to equity interests that pay consistent, high-yielding dividends, that we believe will produce both current income and long-term capital appreciation. These income-oriented preferred or common equity interests may include interests in master limited partnerships. In connection with certain of our debt investments, we may on occasion receive equity interests such as warrants or options as additional consideration. In addition, a portion of our portfolio may be comprised of minority interests in the form of common or preferred equity or other equity-related securities in our target companies and derivatives, including total return swaps and credit default swaps. We expect that the size of our individual investments will generally range between $5,000 and $75,000 each, although investments may vary proportionally as the size of our capital base changes and will ultimately be made at the discretion of FSEP II Advisor, subject to oversight by our board of trustees. Prior to raising sufficient capital, we may make smaller investments due to liquidity constraints.

Revenues

        We plan to generate revenues in the form of interest income on the debt investments we hold. We may generate revenues in the form of dividends and other distributions on the equity or other securities we may hold. In addition, we may generate revenues in the form of commitment, closing, origination, structuring or diligence fees, monitoring fees, fees for providing managerial assistance, consulting fees, prepayment fees and performance-based fees. Any such fees generated in connection with our investments will be recognized as earned.

Expenses

        Our primary operating expenses will be the payment of advisory fees and other expenses under the investment advisory and administrative services agreement, interest expense from financing facilities and other expenses necessary for our operations. Our investment advisory fee will compensate FSEP II Advisor for its work in identifying, evaluating, negotiating, executing, monitoring and servicing our investments. FSEP II Advisor will be responsible for compensating our investment sub-adviser.

        We will reimburse FSEP II Advisor for expenses necessary to perform services related to our administration and operations. Such services will include the provision of general ledger accounting, fund accounting, legal services, investor relations and other administrative services. FSEP II Advisor also will perform, or oversee the performance of, our corporate operations and required administrative services, which includes being responsible for the financial records that we are required to maintain and preparing reports for our shareholders and reports filed with the SEC. In addition, FSEP II Advisor will assist us in calculating our net asset value, overseeing the preparation and filing of tax returns and the printing and dissemination of reports to our shareholders, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others.

        The amount of the reimbursement payable to FSEP II Advisor will be the lesser of (1) FSEP II Advisor's actual costs incurred in providing such services and (2) the amount that we estimate we would be required to pay alternative service providers for comparable services in the same geographic location. FSEP II Advisor will be required to allocate the cost of such services to us based on factors such as assets, revenues, time allocations and/or other reasonable metrics. Our board of trustees will assess the reasonableness of such reimbursements based on the breadth, depth and quality of such services as compared to the estimated cost to us of obtaining similar services from third-party service providers known to be available. In addition, our board of trustees will consider whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, our board of trustees will compare the total amount paid to FSEP II Advisor for such services as a percentage of our net assets to the same ratio as reported by other comparable BDCs. We will not reimburse FSEP II Advisor for any services for which it receives a separate fee, or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of FSEP II Advisor.

        We will bear all other expenses of our operations and transactions, including (without limitation) fees and expenses relating to:

  •
  corporate and organization expenses relating to offerings of our common shares, subject to limitations included in the investment advisory and administrative services agreement;

  •
  the cost of calculating our net asset value, including the cost of any third-party pricing or valuation services;

  •
  the cost of effecting sales and repurchases of our common shares and other securities;

  •
  investment advisory fees;

  •
  fees payable to third parties relating to, or associated with, making investments and valuing investments, including fees and expenses associated with performing due diligence reviews of prospective investments;

  •
  interest payments on our debt or related obligations;

  •
  research and market data (including news and quotation equipment and services, and any computer hardware and connectivity hardware (e.g., telephone and fiber optic lines) incorporated into the cost of obtaining such research and market data);

  •
  transfer agent and custodial fees;

  •
  fees and expenses associated with marketing efforts;

  •
  federal and state registration fees;

  •
  federal, state and local taxes;

  •
  annual fees of the Delaware trustee;

  •
  fees and expenses of trustees not also serving in an executive officer capacity for us or FSEP II Advisor;

  •
  costs of proxy statements, shareholders' reports and notices and other filings;

  •
  fidelity bond, trustees and officers/errors and omissions liability insurance and other insurance premiums;

  •
  direct costs such as printing, mailing, long distance telephone and staff;

  •
  fees and expenses associated with accounting, corporate governance, independent audits and outside legal costs;

  •
  costs associated with our reporting and compliance obligations under the 1940 Act and applicable federal and state securities laws, including compliance with the Sarbanes-Oxley Act of 2002;

  •
  brokerage commissions for our investments;

  •
  costs associated with our chief compliance officer; and

  •
  all other expenses incurred by FSEP II Advisor, GSO or us in connection with administering our business, including expenses incurred by FSEP II Advisor or GSO in performing administrative services for us and administrative personnel paid by FSEP II Advisor, to the extent they are not controlling persons of FSEP II Advisor or any of its affiliates, subject to the limitations included in the investment advisory and administrative services agreement.

        In addition, we have contracted with State Street Bank and Trust Company to provide various accounting and administrative services, including, but not limited to, preparing preliminary financial information for review by FSEP II Advisor, preparing and monitoring expense budgets, maintaining accounting and corporate books and records, processing trade information provided by us and performing testing with respect to RIC compliance.

Expense Reimbursement

        Pursuant to the expense reimbursement agreement, Franklin Square Holdings has agreed to reimburse us for expenses in an amount that is sufficient to ensure that no portion of our distributions to shareholders will be paid from offering proceeds or borrowings.

        However, because certain investments we may make, including preferred and common equity investments, may generate dividends and other distributions to us that are treated for tax purposes as a return of capital, a portion of our distributions to shareholders may also be deemed to constitute a return of capital for tax purposes to the extent that we may use such dividends or other distribution proceeds to fund our distributions to shareholders. Under those circumstances, Franklin Square Holdings will not reimburse us for the portion of such distributions to shareholders that represent a return of capital for tax purposes, as the purpose of the expense reimbursement arrangement is not to prevent tax-advantaged distributions to shareholders.

        Under the expense reimbursement agreement, Franklin Square Holdings will reimburse us quarterly for expenses in an amount equal to the difference between our cumulative distributions paid to our shareholders in each quarter, less the sum of our net investment company taxable income, net capital gains and dividends and other distributions paid to us on account of preferred and common equity investments in portfolio companies (to the extent such amounts are not included in net investment company taxable income or net capital gains) in each quarter.

        Pursuant to the expense reimbursement agreement, we have a conditional obligation to reimburse Franklin Square Holdings for any amounts funded by Franklin Square Holdings under this arrangement if (and only to the extent that), during any fiscal quarter occurring within three years of the date on which Franklin Square Holdings funded such amount, the sum of our net investment company taxable income, net capital gains and the amount of any dividends and other distributions paid to us on account of preferred and common equity investments in portfolio companies (to the extent not included in net investment company taxable income or net capital gains) exceeds the ordinary cash distributions paid by us to shareholders; provided, however, that (i) we will only reimburse Franklin Square Holdings for expense support payments made by Franklin Square Holdings to the extent that the payment of such reimbursement (together with any other reimbursement paid during such fiscal year) does not cause "other operating expenses" (as defined below) (on an annualized basis and net of any expense support reimbursement payments received by us during such fiscal year) to exceed the lesser of (A) 1.75% of our average net assets attributable to our common shares for the fiscal year-to-date period after taking such payments into account and (B) the percentage of our average net assets attributable to our common shares represented by "other operating expenses" during the fiscal year in which such expense support payment from Franklin Square Holdings was made (provided, however, that this clause (B) will not apply to any reimbursement payment which relates to an expense support payment from Franklin Square Holdings made during the same fiscal year); and (ii) we will not reimburse Franklin Square Holdings for expense support payments made by Franklin Square Holdings if the annualized rate of regular cash distributions declared by us at the time of such reimbursement payment is less than the annualized rate of regular cash distributions declared by us at the time Franklin Square Holdings made the expense support payment to which such reimbursement payment relates. "Other operating expenses" means our total "operating expenses" (as defined below), excluding base management fees, incentive fees, organization and offering expenses, financing fees and costs, interest expense, brokerage commissions and extraordinary expenses. "Operating expenses" means all operating costs and expenses incurred, as determined in accordance with GAAP for investment companies.

        We or Franklin Square Holdings may terminate the expense reimbursement agreement at any time. The expense reimbursement agreement will automatically terminate (i) if we terminate the investment advisory and administrative services agreement, (ii) if our board of trustees make a determination to dissolve or liquidate us or (iii) upon a liquidity event of us, including but not limited to (1) a listing of our common shares on a national securities exchange, (2) the sale of all or substantially all of our assets either on a complete portfolio basis or individually followed by a liquidation or (3) a merger or another transaction approved by our board of trustees in which shareholders will likely receive cash or shares of a publicly-traded company. Franklin Square Holdings has indicated that it expects to continue such reimbursements until it deems that we have achieved economies of scale sufficient to ensure that we bear a reasonable level of expenses in relation to our income.

        The specific amount of expenses reimbursed by Franklin Square Holdings pursuant to the expense reimbursement agreement, if any, will be determined at the end of each quarter. Upon termination of the expense reimbursement agreement by Franklin Square Holdings, Franklin Square Holdings will be required to fund any amounts accrued thereunder as of the date of termination. Similarly, our conditional obligation to reimburse Franklin Square Holdings pursuant to the terms of the expense reimbursement agreement shall survive the termination of such agreement by either party.

        Franklin Square Holdings is controlled by our chairman, president and chief executive officer, Michael C. Forman, and our vice-chairman, David J. Adelman. There can be no assurance that the expense reimbursement agreement will remain in effect or that Franklin Square Holdings will reimburse any portion of our expenses in future quarters.

Portfolio Investment Activity for the Three Months Ended September 30, 2014 and for the Period from February 6, 2014 (Inception) to September 30, 2014

        For the three months ended September 30, 2014 and for the period from February 6, 2014 (Inception) to September 30, 2014, we did not make or sell any investments in portfolio companies.

Financial Condition, Liquidity and Capital Resources

        We intend to generate cash primarily from the net proceeds of our continuous public offering and from cash flows from fees, interest and dividends earned from our investments as well as principal repayments and proceeds from sales of our investments. Immediately after we satisfy the minimum offering requirement, gross subscription funds will total at least $2,500, plus any proceeds received from the private placement to certain members of our board of trustees and individuals and entities affiliated with FSEP II Advisor and GSO. Subsequent to satisfying the minimum offering requirement, we will sell our common shares on a continuous basis at an initial offering price of $10.00 per share and thereafter will accept subscriptions on a continuous basis and issue common shares at weekly closings at prices that, after deducting selling commissions and dealer manager fees, must be above our net asset value per share. In connection with each weekly closing, our board of trustees or a committee thereof is required, within 48 hours of the time that each closing and sale is made, to make the determination that we are not selling common shares at a price per share which, after deducting selling commissions and dealer manager fees, is below our then-current net asset value per share.

        Prior to investing in securities of portfolio companies, we will invest the net proceeds from our continuous public offering and from any sales and paydowns of existing investments primarily in cash, cash equivalents, U.S. government securities, repurchase agreements and high-quality debt instruments maturing in one year or less from the time of investment, consistent with our BDC election and our intention to be taxed as a RIC.

        We may borrow funds to make investments, including before we have fully invested the proceeds from our continuous public offering, to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our board of trustees determines that leveraging our portfolio would be in our best interests and the best interests of our shareholders. However, we have not currently decided whether, and to what extent, we will finance portfolio investments using debt. We do not currently anticipate issuing any preferred stock.

Capital Contributions by FSEP II Advisor and GSO

        In April 2014, pursuant to a private placement, Michael C. Forman and David J. Adelman, the co-founders Franklin Square Holdings, contributed an aggregate of $200, which was used in its entirety to purchase 22,222 common shares at $9.00 per share, which represents the initial public offering price of $10.00 per share, net of selling commissions and dealer manager fees. Messrs. Forman and Adelman have agreed not to tender these common shares for repurchase as long as FSEP II Advisor remains our investment adviser.

        In addition, we intend to conduct a private placement of up to 10,000,000 common shares to certain members of our board of trustees and other individuals and entities affiliated with FSEP II Advisor and GSO. We expect to issue the shares purchased in the private placement at $9.00 per share, which represents the initial public offering price of $10.00 per share, net of selling commissions and dealer manager fees, upon satisfaction of the minimum offering requirement. As a result, upon satisfaction of the minimum offering requirement, we will have raised total gross proceeds of at least $2,500, plus the proceeds received in the private placement. A portion of these proceeds may be used to pay certain front end fees, as defined in our declaration of trust, and expenses.

RIC Status and Distributions

        We intend to elect to be treated for U.S. federal income tax purposes, and intend to qualify annually thereafter, as a RIC under Subchapter M of the Code. In order to qualify as a RIC, we must, among other things, distribute at least 90% of our "investment company taxable income," as defined by the Code, each year. As long as the distributions are declared by the later of the fifteenth day of the ninth month following the close of the tax year or the due date of the tax return, including extensions, distributions paid up to one year after the current tax year can be carried back to the prior tax year for determining the distributions paid in such tax year. We intend to make sufficient distributions to our shareholders to qualify for and maintain our RIC status each year. We are also generally subject to nondeductible U.S. federal excise taxes if we do not distribute during each calendar year an amount at least equal to the sum of (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (3) any net ordinary income and net capital gains for preceding years that were not distributed during such years and on which we paid no U.S. federal income tax. Any distribution declared by us in October, November or December of any calendar year, payable to shareholders of record on a specified date in such a month and actually paid during January of the following calendar year, will be treated as if it had been received by our U.S. shareholders on December 31 of the calendar year in which the distribution was declared.

        Subject to our board of trustees' discretion and applicable legal restrictions, we intend to authorize and declare ordinary cash distributions on either a weekly, semi-monthly or monthly basis and pay such distributions on either a monthly or quarterly basis beginning no later than the first calendar quarter after the month in which the minimum offering requirement is met. We will then calculate each shareholder's specific distribution amount for the period using record and declaration dates, and each shareholder's distributions will begin to accrue on the date we accept each shareholder's subscription for our common shares. From time to time, we may also pay special interim distributions in the form of cash or common shares at the discretion of our board of trustees. During certain periods, our distributions may exceed our earnings, especially during the period before we have substantially invested the proceeds from our continuous public offering of common shares. As a result, it is possible that a portion of the distributions we make will represent a return of capital. A return of capital generally is a return of an investor's investment rather than a return of earnings or gains derived from our investment activities and will be made after deducting the fees and expenses payable in connection with our continuous public offering, including any fees payable to FSEP II Advisor. Each year a statement on Form 1099-DIV identifying the sources of the distributions will be mailed to our shareholders.

        We intend to make our ordinary distributions in the form of cash out of assets legally available for distribution, unless shareholders elect to receive their distributions in additional common shares under our distribution reinvestment plan. Although distributions paid in the form of additional common shares will generally be subject to U.S. federal, state and local taxes in the same manner as cash distributions, investors who elect to participate in our distribution reinvestment plan will not receive any corresponding cash distributions with which to pay any such applicable taxes. Investors receiving distributions in the form of additional common shares will be treated as receiving a distribution in the amount of the fair market value of our common shares.

        We have adopted an "opt in" distribution reinvestment plan for our shareholders. As a result, if we make a cash distribution, our shareholders will receive the distribution in cash unless they specifically "opt in" to the distribution reinvestment plan so as to have their cash distribution reinvested in additional common shares. However, certain state authorities or regulators may impose restrictions from time to time that may prevent or limit a shareholder's ability to participate in our distribution reinvestment plan.

        We may fund our cash distributions to shareholders from any sources of funds legally available to us, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies and expense reimbursements from Franklin Square Holdings. We have not established limits on the amount of funds we may use from available sources to make distributions.

        We expect that for a period of time following commencement of our continuous public offering, which time period may be significant, substantial portions of our distributions may be funded through the reimbursement of certain expenses by Franklin Square Holdings and its affiliates, including through the waiver of certain investment advisory fees by FSEP II Advisor, that are subject to repayment by us within three years. The purpose of this arrangement is to ensure that no portion of our distributions to shareholders will be paid from offering proceeds or borrowings. Any such distributions funded through expense reimbursements or waivers of advisory fees will not be based on our investment performance, and can only be sustained if we achieve positive investment performance in future periods and/or Franklin Square Holdings continues to make such reimbursements or waivers of such fees. Our future repayments of amounts reimbursed or waived by Franklin Square Holdings or its affiliates will reduce the distributions that shareholders would otherwise receive in the future. There can be no assurance that we will achieve the performance necessary to be able to pay distributions at a specific rate or at all. Franklin Square Holdings and its affiliates have no obligation to waive advisory fees or otherwise reimburse expenses in future periods.

        The determination of the tax attributes of our distributions will be made annually as of the end of our fiscal year based upon our taxable income for the full year and distributions paid for the full year. The actual tax characteristics of distributions to shareholders will be reported to shareholders annually on Form 1099-DIV.

Critical Accounting Policies

        Our financial statements are prepared in conformity with GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Critical accounting policies are those that require the application of management's most difficult, subjective or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. In preparing the financial statements, management will make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. In preparing the financial statements, management also will utilize available information, including our past history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments, giving due consideration to materiality. Actual results may differ from these estimates. In addition, other companies may utilize different estimates, which may impact the comparability of our results of operations to those of companies in similar businesses. As we execute our expected operating plans, we will describe additional critical accounting policies in the notes to our future financial statements in addition to those discussed below.

Valuation of Portfolio Investments

        We intend to determine the net asset value of our investment portfolio each quarter. Securities that are publicly-traded will be valued at the reported closing price on the valuation date. Securities that are not publicly-traded will be valued at fair value as determined in good faith by our board of trustees. In connection with that determination, we expect that FSEP II Advisor will provide our board of trustees with portfolio company valuations which are based on relevant inputs, including, but not limited to, indicative dealer quotes, values of like securities, recent portfolio company financial statements and forecasts, and valuations prepared by third-party valuation services.

        ASC Topic 820, issued by FASB, clarifies the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. ASC Topic 820 defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities where there is little or no activity in the market; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

        With respect to investments for which market quotations are not readily available, we intend to undertake a multi-step valuation process each quarter, as described below:

  •
  our quarterly valuation process will begin with FSEP II Advisor's management team providing a preliminary valuation of each portfolio company or investment to our valuation committee, which valuation may be obtained from an independent valuation firm, if applicable;

  •
  preliminary valuation conclusions will then be documented and discussed with our valuation committee;

  •
  our valuation committee will review the preliminary valuation and FSEP II Advisor's management team, together with our independent valuation firm, if applicable, will respond and supplement the preliminary valuation to reflect any comments provided by the valuation committee; and

  •
  our board of trustees will discuss valuations and will determine the fair value of each investment in our portfolio in good faith based on various statistical and other factors, including the input and recommendation of FSEP II Advisor, the valuation committee and any third-party valuation firm, if applicable.

        Determination of fair value involves subjective judgments and estimates. Accordingly, the notes to our financial statements will refer to the uncertainty with respect to the possible effect of such valuations and any change in such valuations on our financial statements. In making its determination of fair value, our board of trustees may use independent third-party pricing or valuation services; provided that our board of trustees shall not be required to determine fair value in accordance with the valuation provided by any single source, and our board of trustees shall retain the discretion to use any relevant data, including information obtained from FSEP II Advisor or any independent third-party valuation or pricing service that our board of trustees deems to be reliable in determining fair value under the circumstances. Below is a description of factors that our board of trustees may consider when valuing our debt and equity investments.

        Valuation of fixed income investments, such as loans and debt securities, depends upon a number of factors, including prevailing interest rates for like securities, expected volatility in future interest rates, call features, put features and other relevant terms of the debt. For investments without readily available market prices, we may incorporate these factors into discounted cash flow models to arrive at fair value. Other factors that our board of trustees may consider include the borrower's ability to adequately service its debt, the fair market value of the portfolio company in relation to the face amount of its outstanding debt and the quality of collateral securing our debt investments.

        For convertible debt securities, fair value will generally approximate the fair value of the debt plus the fair value of an option to purchase the underlying security (the security into which the debt may convert) at the conversion price. To value such an option, a standard option pricing model may be used.

        Our equity interests in portfolio companies for which there is no liquid public market will be valued at fair value. Our board of trustees, in its analysis of fair value, may consider various factors, such as multiples of EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. All of these factors may be subject to adjustments based upon the particular circumstances of a portfolio company or our actual investment position. For example, adjustments to EBITDA may take into account compensation to previous owners or acquisition, recapitalization, restructuring or other related items.

        Our board of trustees may also look to private merger and acquisition statistics, public trading multiples discounted for illiquidity and other factors, valuations implied by third-party investments in the portfolio companies or industry practices in determining fair value. Our board of trustees may also consider the size and scope of a portfolio company and its specific strengths and weaknesses, and may apply discounts or premiums, where and as appropriate, due to the higher (or lower) financial risk and/or the size of portfolio companies relative to comparable firms, as well as such other factors as our board of trustees, in consultation with any third-party valuation firm, if applicable, may consider relevant in assessing fair value.

        Generally, the value of our equity interests in public companies for which market quotations are readily available will be based upon the most recent closing public market price. Portfolio securities that carry certain restrictions on sale will typically be valued at a discount from the public market value of the security.

        If we receive warrants or other equity securities at nominal or no additional cost in connection with an investment in a debt security, the cost basis in the investment will be allocated between the debt securities and any such warrants or other equity securities received at the time of origination. Our board of trustees will subsequently value these warrants or other equity securities received at fair value.

        The fair values of our investments are determined in good faith by our board of trustees. Our board of trustees will be solely responsible for the valuation of our portfolio investments at fair value as determined in good faith pursuant to our valuation policy and consistently applied valuation process. We intend to value all of our Level 2 and Level 3 assets by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end provided by an independent third-party pricing service and screened for validity by such service. For investments for which the third-party pricing service is unable to obtain quoted prices, we intend to obtain bid and ask prices directly from dealers who make a market in such investments. To the extent that we hold investments for which no active secondary market exists and, therefore, no bid and ask prices can be readily obtained, our valuation committee will utilize an independent third-party valuation service to value such investments.

        We will periodically benchmark the bid and ask prices we receive from the third-party pricing service and/or dealers, as applicable, and valuations received from the third-party valuation service against the actual prices at which we purchase and sell our investments. We believe that these prices will be reliable indicators of fair value. Our valuation committee and board of trustees will review and approve the valuation determinations made with respect to these investments in a manner consistent with our valuation process.

Revenue Recognition

        Security transactions will be accounted for on the trade date. We will record interest income on an accrual basis to the extent that we expect to collect such amounts. We will record dividend income on the ex-dividend date. We will not accrue as a receivable interest or dividends on loans and securities if we have reason to doubt our ability to collect such income. Loan origination fees, original issue discount and market discount will be capitalized and we will amortize such amounts as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees and original issue discount will be recorded as interest income. Upfront structuring fees will be recorded as fee income when earned. We will record prepayment premiums on loans and securities as fee income when we receive such amounts.

Net Realized Gains or Losses, Net Change in Unrealized Appreciation or Depreciation and Net Change in Unrealized Gains or Losses on Foreign Currency

        Gains or losses on the sale of investments will be calculated by using the specific identification method. We will measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees. Net change in unrealized appreciation or depreciation will reflect the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized gains or losses when gains or losses are realized and the respective unrealized gain or loss on foreign currency for any foreign denominated investments we may hold. Net change in unrealized gains or losses on foreign currency will reflect the change in the value of receivables or accruals during the reporting period due to the impact of foreign currency fluctuations.

Organization Costs

        Organization costs include, among other things, the cost of organizing as a Delaware statutory trust, including the cost of legal services and other fees pertaining to our organization. These costs will be expensed as we raise proceeds in our continuous public offering. For the period from February 6, 2014 (Inception) to September 30, 2014, organization costs of $177 were incurred on our behalf by Franklin Square Holdings. For the three months ended September 30, 2014, organization costs of $62 were incurred on our behalf by Franklin Square Holdings. See also "—Related Party Transactions."

Offering Costs

        Offering costs include, among other things, legal fees and other costs pertaining to the preparation of our Registration Statement on Form N-2 relating to our continuous public offering of our common shares. We will charge offering costs against capital in excess of par value as we raise proceeds in our continuous public offering. During the period from February 6, 2014 (Inception) to September 30, 2014, offering costs of $1,606 were incurred on our behalf by Franklin Square Holdings. During the three months ended September 30, 2014, offering costs of $413 were incurred on our behalf by Franklin Square Holdings. See also "—Related Party Transactions."

        Under the terms of the investment advisory and administrative services agreement, upon satisfaction of the minimum offering requirement, FSEP II Advisor will be entitled to receive 1.5% of gross proceeds raised in our continuous public offering until all offering costs and organization costs funded by FSEP II Advisor or its affiliates (including Franklin Square Holdings) have been recovered.

Income Taxes

        We intend to elect to be treated for U.S. federal income tax purposes, and intend to qualify annually thereafter, as a RIC under Subchapter M of the Code. To qualify for and maintain our qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements and distribute to our shareholders, for each tax year, at least 90% of our "investment company taxable income," which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any income or capital gains that we distribute to our shareholders. We intend to make distributions in an amount sufficient to qualify for and maintain our RIC status each year and to avoid any U.S. federal income taxes on income so distributed. We will also be subject to nondeductible U.S. federal excise taxes if we do not distribute at least 98% of net ordinary income, 98.2% of any capital gain net income, if any, and any recognized and undistributed income from prior years for which we paid no U.S. federal income taxes.

Uncertainty in Income Taxes

        We will evaluate our tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in our financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is "more likely than not" to be sustained assuming examination by taxing authorities. We will recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in our statements of operations.

Distributions

        Distributions to our shareholders will be recorded as of the record date. Subject to our board of trustees' discretion and applicable legal restrictions, we intend to authorize and declare ordinary cash distributions on either a weekly, semi-monthly or monthly basis and pay such distributions on either a monthly or quarterly basis. Net realized capital gains, if any, will be distributed or deemed distributed at least annually.

Capital Gains Incentive Fee

        Pursuant to the terms of the investment advisory and administrative services agreement, the incentive fee on capital gains will be determined and payable in arrears as of the end of each calendar year (or upon termination of such agreement). Such fee will equal 20.0% of our incentive fee capital gains (i.e., our realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, net of all realized capital losses and unrealized capital depreciation on a cumulative basis), less the aggregate amount of any previously paid capital gains incentive fees. On a quarterly basis, we will accrue for the capital gains incentive fee by calculating such fee as if it were due and payable as of the end of such period.

        While the investment advisory and administrative services agreement neither includes nor contemplates the inclusion of unrealized gains in the calculation of the capital gains incentive fee,

pursuant to an interpretation of an AICPA Technical Practice Aid for investment companies, we will include unrealized gains in the calculation of the capital gains incentive fee expense and related accrued capital gains incentive fee. This accrual will reflect the incentive fees that would be payable to FSEP II Advisor as if our entire portfolio were liquidated at its fair value as of the balance sheet date even though FSEP II Advisor is not entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized.

Contractual Obligations

        We have entered into an agreement with FSEP II Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the investment advisory and administrative services agreement will be equal to (a) an annual base management fee of 2.0% of our average weekly gross assets and (b) an incentive fee based on our performance. FSEP II Advisor and, to the extent it is required to provide such services, our sub-adviser, will be reimbursed for administrative expenses incurred on our behalf.

Off-Balance Sheet Arrangements

        We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Recently Issued Accounting Standards

        None.

Related Party Transactions

Compensation of the Investment Adviser and its Affiliates

        Pursuant to the investment advisory and administrative services agreement, after we meet the minimum offering requirement, FSEP II Advisor will become entitled to receive an annual base management fee of 2.0% of our average weekly gross assets and an incentive fee based on our performance. Base management fees will be paid on a quarterly basis in arrears.

        The incentive fee will consist of two parts. The first part, which is referred to as the subordinated incentive fee on income, will be calculated and payable quarterly in arrears, will equal 20.0% of "pre-incentive fee net investment income" for the immediately preceding quarter and will be subject to a hurdle rate, expressed as a rate of return on adjusted capital, as defined in the investment advisory and administrative services agreement, equal to 1.625% per quarter, or an annualized hurdle rate of 6.5%. The second part of the incentive fee, which is referred to as the incentive fee on capital gains, will be accrued for on a quarterly basis and, if earned, will be paid annually. We will accrue this incentive fee based on net realized and unrealized gains; however, under the terms of the investment advisory and administrative services agreement, the fee payable to FSEP II Advisor will be based on realized gains and no such fee will be payable with respect to unrealized gains unless and until such gains are actually realized. See "—Critical Accounting Policies—Capital Gains Incentive Fee."

        Pursuant to the investment advisory and administrative services agreement, FSEP II Advisor will oversee our day-to-day operations, including the provision of general ledger accounting, fund accounting, legal services, investor relations and other administrative services. FSEP II Advisor will also perform, or oversee the performance of, our corporate operations and required administrative services, which will include being responsible for the financial records which we will be required to maintain and preparing reports for our shareholders and reports filed with the SEC. In addition, FSEP II Advisor will assist us in calculating our net asset value, overseeing the preparation and filing of tax returns and the printing and dissemination of reports to our shareholders, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others. We will reimburse FSEP II Advisor for expenses necessary to perform services related to our administration and operations. The amount of this reimbursement will be the lesser of (1) FSEP II Advisor's actual costs incurred in providing such services and (2) the amount that we estimate we would be required to pay alternative service providers for comparable services in the same geographic location. FSEP II Advisor will be required to allocate the cost of such services to us based on factors such as assets, revenues, time allocations and/or other reasonable metrics. Our board of trustees will assess the reasonableness of such reimbursements based on the breadth, depth and quality of such services as compared to the estimated cost to us of obtaining similar services from third-party service providers known to be available. In addition, our board of trustees will consider whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, our board of trustees will, among other things, compare the total amount paid to FSEP II Advisor for such services as a percentage of our net assets to the same ratio as reported by other comparable BDCs. We will not reimburse FSEP II Advisor for any services for which it receives a separate fee, or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of FSEP II Advisor.

        Franklin Square Holdings has funded offering and organization costs in the amount of $1,783 for the period from February 6, 2014 (Inception) to September 30, 2014. Under the terms of the investment advisory and administrative services agreement, there is no liability on our part for the offering or organization costs funded by FSEP II Advisor or its affiliates (including Franklin Square Holdings) until the investment advisory and administrative services agreement is effective and we have met the minimum offering requirement. At such time, FSEP II Advisor will be entitled to receive 1.5% of gross proceeds raised in our continuous public offering until all offering and organization costs funded by FSEP II Advisor or its affiliates (including Franklin Square Holdings) have been recovered. The minimum reimbursement to FSEP II Advisor for such fees is $37.5, assuming we are able to raise $2,500 in gross proceeds. The investment advisory and administrative services agreement will not be effective until we meet the minimum offering requirement.

        The dealer manager for our continuous public offering is FS2 Capital Partners, LLC, or FS2, which is one of our affiliates. Under the dealer manager agreement among us, FSEP II Advisor and FS2, FS2 is entitled to receive sales commissions and dealer manager fees in connection with the sale of common shares in our continuous public offering, all or a portion of which may be re-allowed to selected broker-dealers.

Capital Contribution by FSEP II Advisor

        In April 2014, pursuant to a private placement, Michael C. Forman and David J. Adelman, the co-founders of Franklin Square Holdings, contributed an aggregate of $200, which was used in its entirety to purchase 22,222 common shares at $9.00 per share, which represents the initial public offering price of $10.00 per share, net of selling commissions and dealer manager fees. Messrs. Forman and Adelman have agreed not to tender these common shares for repurchase as long as FSEP II Advisor remains our investment adviser.

        In addition, we intend to conduct a private placement of up to 10,000,000 common shares to certain members of our board of trustees and other individuals and entities affiliated with FSEP II Advisor and GSO. We expect to issue the shares purchased in the private placement at $9.00 per share, which represents the initial public offering price of $10.00 per share, net of selling commissions and dealer manager fees, upon the satisfaction of the minimum offering requirement. As a result, upon satisfaction of the minimum offering requirement, we will have raised total gross proceeds of at least $2,500, plus the proceeds received in the private placement. A portion of these proceeds may be used to pay certain front end fees, as defined in our declaration of trust, and expenses.

Potential Conflicts of Interest

        FSEP II Advisor's senior management team is comprised of substantially the same personnel as the senior management teams of FB Income Advisor, LLC, FSIC II Advisor, LLC, FSIC III Advisor, LLC, FS Investment Advisor, LLC and FS Global Advisor, LLC, the investment advisers to Franklin Square Holdings' other affiliated BDCs and affiliated closed-end management investment company. As a result, such personnel provide investment advisory services to us and each of FS Investment Corporation, FS Investment Corporation II, FS Investment Corporation III, FS Energy and Power Fund and FS Global Credit Opportunities Fund. While none of FSEP II Advisor, FB Income Advisor, LLC, FSIC II Advisor, LLC, FSIC III Advisor, LLC, FS Investment Advisor, LLC or FS Global Advisor, LLC is currently making private corporate debt investments for clients other than us, FS Investment Corporation, FS Investment Corporation II, FS Investment Corporation III, FS Energy and Power Fund or FS Global Credit Opportunities Fund, respectively, any, or all, may do so in the future. In the event that FSEP II Advisor undertakes to provide investment advisory services to other clients in the future, it intends to allocate investment opportunities in a fair and equitable manner consistent with our investment objectives and strategy, if necessary, so that we will not be disadvantaged in relation to any other client of FSEP II Advisor or its management team. In addition, even in the absence of FSEP II Advisor retaining additional clients, it is possible that some investment opportunities may be provided to FS Investment Corporation, FS Investment Corporation II, FS Investment Corporation III, FS Energy and Power Fund and/or FS Global Credit Opportunities Fund rather than to us.

Exemptive Relief

        In an order dated June 4, 2013, the SEC granted exemptive relief permitting us, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with our co-investment affiliates. We believe this relief may not only enhance our ability to further our investment objectives and strategy, but may also increase favorable investment opportunities for us, in part by allowing us to participate in larger investments, together with our co-investment affiliates, than would be available to us if such relief had not been obtained. Because we do not have exemptive relief to engage in co-investment transactions with GSO and its affiliates, we will be permitted to co-invest with GSO and its affiliates only in accordance with existing regulatory guidance.

Expense Reimbursement

        Pursuant to the expense reimbursement agreement, Franklin Square Holdings has agreed to reimburse us for expenses in an amount that is sufficient to ensure that no portion of our distributions to shareholders will be paid from our offering proceeds or borrowings. See Note 3 to our unaudited financial statements contained in this quarterly report on Form 10-Q for a detailed description of the expense reimbursement arrangement with Franklin Square Holdings.

Recent Developments

        None.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

        We will be subject to financial market risks, including changes in interest rates. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to the variable rate investments we may hold and to declines in the value of any fixed rate investments we may hold. However, we expect that many of the variable rate investments we may hold will provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to FSEP II Advisor with respect to our increased pre-incentive fee net investment income.

        In addition, in the future we may seek to borrow funds in order to make additional investments. Our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we would be subject to risks relating to changes in market interest rates. In periods of rising interest rates when we have debt outstanding, our cost of funds would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments.

        We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations.

        In addition, we may have risk regarding portfolio valuation. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments."

Item 4.    Controls and Procedures.

        As required by Rule 13a-15(b) promulgated under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2014. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.

        There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Exchange Act) that occurred during the three month period ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings.

        We are not currently subject to any material legal proceedings, and, to our knowledge, no material legal proceedings are threatened against us.

Item 1A.    Risk Factors.

        Not applicable.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

        Not applicable.

Item 3.    Defaults upon Senior Securities.

        Not applicable.

Item 4.    Mine Safety Disclosures.

        Not applicable.

Item 5.    Other Information.

        Not applicable.

Item 6.    Exhibits.

3.1	Certificate of Trust of FS Energy and Power Fund II. (Incorporated by reference to Exhibit (a)(1) filed with FS Energy and Power Fund II's registration statement on Form N-2 (File No. 333-195237), filed on April 11, 2014.)
3.2
Amended and Restated Declaration of Trust of FS Energy and Power Fund II. (Incorporated by reference to Exhibit (a)(3) filed with Pre-Effective Amendment No. 2 to FS Energy and Power Fund II's registration statement on Form N-2 (File No. 333-195237) filed on August 22, 2014.)
3.3
Bylaws of FS Energy and Power Fund II. (Incorporated by reference to Exhibit (b) filed with Pre-Effective Amendment No. 2 to FS Energy and Power Fund II's registration statement on Form N-2 (File No. 333-195237) filed on August 22, 2014.)
4.1
Form of Subscription Agreement. (Incorporated by reference to Appendix A filed with FS Energy and Power Fund II's prospectus (File No. 333-195237) filed on August 29, 2014 pursuant to Rule 497 of the Securities Act of 1933, as amended.)
4.2
Distribution Reinvestment Plan of FS Energy and Power Fund II. (Incorporated by reference to Exhibit (e) filed with Pre-Effective Amendment No. 2 to FS Energy and Power Fund II's registration statement on Form N-2 (File No. 333-195237) filed on August 22, 2014.)
10.1
Investment Advisory and Administrative Services Agreement, dated as of July 31, 2014, by and between FS Energy and Power Fund II and FSEP II Advisor, LLC. (Incorporated by reference to Exhibit (g)(1) filed with Pre-Effective Amendment No. 2 to FS Energy and Power Fund II's registration statement on Form N-2 (File No. 333-195237) filed on August 22, 2014.)
10.2
Form of Investment Sub-Advisory Agreement, by and between FSEP II Advisor, LLC and GSO Capital Partners LP. (Incorporated by reference to Exhibit (g)(2) filed with Pre-Effective Amendment No. 2 to FS Energy and Power Fund II's registration statement on Form N-2 (File No. 333-195237) filed on August 22, 2014.)
10.3
Dealer Manager Agreement, dated as of July 31, 2014, by and among FS Energy and Power Fund II, FSEP II Advisor, LLC and FS2 Capital Partners, LLC. (Incorporated by reference to Exhibit (h)(1) filed with Post-Effective Amendment No. 1 to FS Energy and Power Fund II's registration statement on Form N-2 (File No. 333-195237) filed on November 12, 2014.)
10.4
Form of Selected Dealer Agreement (Included as Exhibit A to the Dealer Manager Agreement). (Incorporated by reference to Exhibit (h)(2) filed with Post-Effective Amendment No. 1 to FS Energy and Power Fund II's registration statement on Form N-2 (File No. 333-195237) filed on November 12, 2014.)
10.5
Custodian Agreement, dated as of September 29, 2014, by and between FS Energy and Power Fund II and State Street Bank and Trust Company. (Incorporated by reference to Exhibit (j) filed with Post-Effective Amendment No. 1 to FS Energy and Power Fund II's registration statement on Form N-2 (File No. 333-195237) filed on November 12, 2014.)
10.6
Escrow Agreement, dated as of July 31, 2014, by and among FS Energy and Power Fund II, UMB Bank, N.A. and FS2 Capital Partners, LLC. (Incorporated by reference to Exhibit (k)(1) filed with Post-Effective Amendment No. 1 to FS Energy and Power Fund II's registration statement on Form N-2 (File No. 333-195237) filed on November 12, 2014.)
10.7
Expense Support and Conditional Reimbursement Agreement, dated as of July 31, 2014, by and between FS Energy and Power Fund II and Franklin Square Holdings, L.P. (Incorporated by reference to Exhibit (k)(2) filed with Post-Effective Amendment No. 1 to FS Energy and Power Fund II's registration statement on Form N-2 (File No. 333-195237) filed on November 12, 2014.)

31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.
31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.
32.1	*
Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed herewith.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 14, 2014.

FS Energy and Power Fund II
By:	/s/ MICHAEL C. FORMAN Michael C. Forman Chief Executive Officer (Principal Executive Officer)
By:	/s/ EDWARD T. GALLIVAN, JR. Edward T. Gallivan, Jr. Chief Financial Officer (Principal Financial and Accounting Officer)