Form 10-K
period 2014-12-31
FS Energy & Power Fund II
filed 2015-03-30
CIK 1599750

Use these links to rapidly review the document

Item 8. Financial Statements and Supplementary Data.
PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 814-01066

FS Energy and Power Fund II
(Exact name of registrant as specified in its charter)

Delaware	46-4783632
(State of Incorporation)	(I.R.S. Employer Identification Number)
201 Rouse Boulevard
Philadelphia, Pennsylvania	19112
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (215) 495-1150

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Shares of Beneficial Interest, par value
$0.001 per share

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒.

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒.

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐.

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐.

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "accelerated filer," "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒.

         There is no established market for the Registrant's common shares of beneficial interest. The registrant will be conducting an ongoing public offering of its common shares of beneficial interest pursuant to a Registration Statement on Form N-2, which shares will be sold at an initial price of $10.00 per share, with discounts available for certain categories of purchasers, or at a price per share, after deducting selling commissions and dealer manager fees, necessary to ensure that shares are not sold at a price below net asset value per share.

         There were 22,222 shares of the Registrant's common shares of beneficial interest outstanding as of March 30, 2015.

FS ENERGY AND POWER FUND II

FORM 10-K FOR THE FISCAL YEAR
ENDED DECEMBER 31, 2014

PART I

        Many of the amounts and percentages presented in Part I have been rounded for convenience of presentation and all dollar amounts, excluding per share amounts, are presented in thousands unless otherwise noted.

Item 1.    Business.

        FS Energy and Power Fund II, or the Company, which may also be referred to as "we," "us" or "our," was formed as a Delaware statutory trust under the Delaware Statutory Trust Act on February 6, 2014 and will not formally commence investment operations until we receive gross proceeds in excess of $2,500, or the minimum offering requirement, all of which must be from persons who are not affiliated with us or FSEP II Advisor, LLC, or FSEP II Advisor. We are a newly-organized, externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act, and intends to elect to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of December 31, 2014, we had total assets of $200.

        We will be managed by FSEP II Advisor, a registered investment adviser under the Investment Advisers Act of 1940, as amended, or the Advisers Act, which will oversee the management of our operations and will be responsible for making investment decisions for our portfolio. FSEP II Advisor has engaged GSO Capital Partners LP, or GSO, to act as our investment sub-adviser. GSO will assist FSEP II Advisor in identifying investment opportunities and make investment recommendations for approval by FSEP II Advisor, according to guidelines set by FSEP II Advisor. GSO, a registered investment adviser under the Advisers Act, oversaw approximately $72.9 billion in assets under management as of December 31, 2014. GSO is the credit platform of The Blackstone Group L.P., or Blackstone, a leading global alternative asset manager and provider of financial advisory services.

        Our investment policy will be to invest, under normal circumstances, at least 80% of our total assets in securities of energy and power, or Energy, companies. This investment policy may not be changed without at least 60 days' prior notice to holders of our common shares of beneficial interest, or our common shares, of any such change. We consider Energy companies to be those companies that engage in the exploration, development, production, gathering, transportation, processing, storage, refining, distribution, mining, generation or marketing of natural gas, natural gas liquids, crude oil, refined products, coal or power, including those companies that provide equipment or services to companies engaged in any of the foregoing. We intend to concentrate our investments on debt securities in Energy companies that we believe have, or are connected to, a strong infrastructure and/or underlying asset base so as to enhance collateral coverage and downside protection for our investments. We may also make select equity investments in certain Energy companies meeting our investment objectives of current income generation and long-term capital appreciation. Our primary areas of focus will be the upstream, midstream, power and service and equipment sub-sectors of the Energy industry; however, we broadly define our "Energy Investment Universe" as follows:

  •
  Upstream—businesses that find, develop and extract energy resources, including natural gas, crude oil and coal, from onshore and offshore reservoirs;

  •
  Midstream—businesses that gather, process, store and transmit energy resources and their by-products, including businesses that own pipelines, gathering systems, gas processing plants, liquefied natural gas facilities and other energy infrastructure;

  •
  Downstream—businesses that refine, market and distribute refined energy resources, such as customer-ready natural gas, propane and gasoline, to end-user customers;

  •
  Power—businesses engaged in the generation, transmission and distribution of power and electricity or in the production of alternative energy; and

  •
  Service and Equipment—businesses that provide services and/or equipment to aid in the exploration and production of oil and natural gas, including seismic, drilling, completion and production activities, as well as those companies that support the operations and development of power assets.

        Our investment objectives will be to generate current income and long-term capital appreciation. We will seek to meet our investment objectives by:

  •
  utilizing the experience and expertise of FSEP II Advisor and GSO in sourcing, evaluating and structuring transactions;

  •
  employing a conservative investment approach focused on current income and long-term investment performance;

  •
  focusing primarily on debt investments in a broad array of private Energy companies within the United States;

  •
  making select equity investments in certain Energy companies that have strong growth potential;

  •
  investing primarily in established, stable enterprises with positive cash flow and strong asset and collateral coverage so as to limit the risk of potential principal loss; and

  •
  maintaining rigorous portfolio monitoring in an attempt to anticipate and pre-empt negative events within our portfolio.

        We anticipate that our portfolio will be comprised primarily of income-oriented securities, which refers to debt securities and income-oriented preferred and common equity interests, of privately-held Energy companies within the United States. We intend to weight our portfolio towards senior and subordinated debt. In addition to investments purchased from dealers or other investors in the secondary market, we expect to invest in primary market transactions and directly originated investments as this will provide us with the ability to tailor investments to best match a project's or company's needs with our investment objectives. Our portfolio may also be comprised of select income-oriented preferred or common equity interests, which refers to equity interests that pay consistent, high-yielding dividends, that we believe will produce both current income and long-term capital appreciation. These income-oriented preferred or common equity interests may include interests in master limited partnerships, or MLPs. MLPs are entities that (i) are structured as limited partnerships or limited liability companies, (ii) are publicly traded, (iii) satisfy certain requirements to be treated as partnerships for U.S. federal income tax purposes and (iv) primarily own and operate Midstream and Upstream Energy companies. In connection with certain of our future debt investments, we may on occasion receive equity interests such as warrants or options as additional consideration. In addition, a portion of our portfolio may be comprised of minority interests in the form of common or preferred equity or other equity-related securities, such as rights and warrants that may be converted into or exchanged for common stock or the cash value of common stock, in our target companies, as well as derivatives, including total return swaps and credit default swaps. Once we raise sufficient capital, we expect that the size of our individual investments will generally range between $5 million and $75 million each, although investments may vary proportionately as the size of our capital base changes and will ultimately be at the discretion of FSEP II Advisor, subject to oversight by our board of trustees. Prior to raising sufficient capital, we may make smaller investments due to liquidity constraints.

        As a BDC, we will be subject to certain regulatory restrictions in making our investments. For example, BDCs generally are not permitted to co-invest with certain affiliated entities in transactions originated by the BDC or its affiliates in the absence of an exemptive order from the U.S. Securities and Exchange Commission, or SEC. However, BDCs are permitted to, and may, co-invest in transactions where price is the only negotiated point. In an order dated June 4, 2013, the SEC granted exemptive relief permitting us, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with certain affiliates of FSEP II Advisor, including FS Investment Corporation, FS Energy and Power Fund, FS Investment Corporation II, FS Investment Corporation III and any future BDCs that are advised by FSEP II Advisor or its affiliated investment advisers, or, collectively, our co-investment affiliates. We believe this relief may not only enhance our ability to further our investment objectives and strategy, but may also increase favorable investment opportunities for us, in part by allowing us to participate in larger investments, together with our co-investment affiliates, than would be available to us if we had not obtained such relief. Because we did not seek exemptive relief to engage in co-investment transactions with GSO and its affiliates, we will be permitted to co-invest with GSO and its affiliates only in accordance with existing regulatory guidance.

        To seek to enhance our returns, we intend to employ leverage as market conditions permit and at the discretion of FSEP II Advisor, but in no event will leverage employed exceed 50% of the value of our assets, as required by the 1940 Act.

        While a BDC may list its shares for trading in the public markets, we have currently elected not to do so. We believe that a non-traded structure is more appropriate during our offering stage due to the long-term nature of the assets in which we will invest. This structure allows us to operate with a long-term view, similar to that of other types of private investment funds, instead of managing to quarterly market expectations. While our offering price, which will exceed our net asset value per share, is subject to adjustment in accordance with the 1940 Act and our share pricing policy, because our common shares will not be listed on a national securities exchange, our shareholders will not be subject to the daily share price volatility associated with the public markets. However, the net asset value of our common shares may be volatile.

        To provide our shareholders with limited liquidity, we intend to conduct quarterly tender offers pursuant to our share repurchase program beginning with the first full calendar quarter following the date that we satisfy the minimum offering requirement. We are not obligated to repurchase common shares and, if we do so, common shares will be repurchased at a discount of 10% from the offering price in effect at the time of repurchase. This will be the only method by which our shareholders may obtain liquidity prior to a liquidity event. Therefore, shareholders may not be able to sell their common shares promptly or at a desired price. If shareholders are able to sell their common shares, it is likely they will have to sell them at a significant discount to their purchase price.

        We do not currently intend to list our common shares on an exchange and do not expect a public market to develop for them in the foreseeable future. We intend to seek to complete a liquidity event within five years following the completion of our offering stage; however, the offering period may extend for an indefinite period. Accordingly, shareholders should consider that they may not have access to the money they invest for an indefinite period of time until we complete a liquidity event. We will view our offering stage as complete as of the termination date of our most recent public equity offering if we have not conducted a public equity offering in any continuous two-year period. In addition, shares of BDCs listed on a national securities exchange frequently trade at a discount to net asset value. If we determine to pursue a listing of our common shares on a national securities exchange, shareholders, including those who purchase shares at the offering price, may experience a loss on their investment if they sell their shares at a time when our common shares are trading at a discount to net asset value. This risk is separate and distinct from the risk that our net asset value will decrease. There can be no assurance that we will be able to complete a liquidity event.

About FSEP II Advisor

        FSEP II Advisor is a subsidiary of our affiliate, Franklin Square Holdings, L.P., or Franklin Square Holdings, a national sponsor of alternative investment funds designed for the individual investor. FSEP II Advisor is registered as an investment adviser with the SEC under the Advisers Act and is led by substantially the same personnel that form the investment and operations team of FB Income Advisor, LLC, FS Investment Advisor, LLC, FSIC II Advisor, LLC, FSIC III Advisor, LLC and FS Global Advisor, LLC. FB Income Advisor, LLC, FS Investment Advisor, LLC, FSIC II Advisor, LLC and FSIC III Advisor, LLC are registered investment advisers that manage Franklin Square Holdings' four other affiliated BDCs, FS Investment Corporation, FS Energy and Power Fund, FS Investment Corporation II and FS Investment Corporation III, respectively. FS Global Advisor, LLC is a registered investment adviser that manages Franklin Square Holdings' affiliated closed-end management investment company, FS Global Credit Opportunities Fund.

        The managers, officers and other personnel of FSEP II Advisor also currently manage the following entities:

Name	Entity	Investment Focus	Gross Assets(1)
FS Energy and Power Fund	BDC	Primarily invests in debt and income-oriented equity securities of private U.S. companies in the Energy industry.	$3,714,351
FS Investment Corporation	BDC	Primarily invests in senior secured loans, second lien secured loans and, to a lesser extent, subordinated loans of private U.S. companies.	$4,354,886
FS Investment Corporation II	BDC	Primarily invests in senior secured loans, second lien secured loans and, to a lesser extent, subordinated loans of private U.S. companies.	$4,726,571
FS Investment Corporation III	BDC	Primarily invests in senior secured loans, second lien secured loans and, to a lesser extent, subordinated loans of private U.S. companies.	$1,023,266
FS Global Credit Opportunities Fund(2)	Closed-end management investment company	Primarily invests in secured and unsecured floating and fixed rate loans, bonds and other types of credit instruments.	$1,045,346

(1)
As of December 31, 2014.

(2)
Two funds affiliated with FS Global Credit Opportunities Fund, FS Global Credit Opportunities Fund—A and FS Global Credit Opportunities Fund—D, or together, the FSGCOF Offered Funds, which have the same investment objectives and strategies as FS Global Credit Opportunities Fund, currently offer common shares of beneficial interest to the public and invest substantially all of the net proceeds of their respective offerings in FS Global Credit Opportunities Fund.

        Our chairman, president and chief executive officer, Michael C. Forman, has led FSEP II Advisor since its inception. In 2007, he co-founded Franklin Square Holdings with the goal of delivering alternative investment solutions, advised by what Franklin Square Holdings believes to be best-in-class institutional asset managers, to individual investors nationwide. In addition to leading FSEP II Advisor, Mr. Forman currently serves as chairman, president and chief executive officer of FB Income Advisor, LLC, FS Investment Advisor, LLC, FS Energy and Power Fund, FSIC II Advisor, LLC, FS Investment Corporation II, FSIC III Advisor, LLC, FS Investment Corporation III, FS Global Advisor, LLC, FS Global Credit Opportunities Fund and the FSGCOF Offered Funds. Mr. Forman also currently serves as chairman and chief executive officer of FS Investment Corporation.

        FSEP II Advisor's senior management team has significant experience in private lending, private equity and real estate investing, and has developed an expertise in using all levels of a firm's capital structure to produce income-generating investments, while focusing on risk management. The team also has extensive knowledge of the managerial, operational and regulatory requirements of publicly registered alternative asset entities, such as BDCs. We believe that the active and ongoing participation by Franklin Square Holdings and its affiliates in the credit markets, and the depth of experience and disciplined investment approach of FSEP II Advisor's management team, will allow FSEP II Advisor to successfully execute our investment strategy.

        All investment decisions will require the unanimous approval of FSEP II Advisor's investment committee, which is currently comprised of Mr. Forman, Gerald F. Stahlecker, Zachary Klehr and Sean Coleman. Our board of trustees, including a majority of independent trustees, will oversee and monitor our investment performance and, beginning with the second anniversary of the date that we satisfy the minimum offering requirement, will annually review the investment advisory and administrative services agreement with FSEP II Advisor, dated as of July 31, 2014, or the investment advisory and administrative services agreement, and the investment sub-advisory agreement with GSO, or the investment sub-advisory agreement, to determine, among other things, whether the fees payable under such agreements are reasonable in light of the services provided.

About GSO

        From time to time, FSEP II Advisor may enter into sub-advisory relationships with registered investment advisers that possess skills that FSEP II Advisor believes will aid it in achieving our investment objectives. FSEP II Advisor has engaged GSO to act as our investment sub-adviser. GSO will assist FSEP II Advisor in identifying investment opportunities and will make investment recommendations for approval by FSEP II Advisor, according to guidelines set by FSEP II Advisor. GSO also serves as the investment sub-adviser to FS Energy and Power Fund and FS Global Credit Opportunities Fund. In addition, GSO's subsidiary, GSO/Blackstone Debt Funds Management LLC, or

GDFM, serves as the investment sub-adviser to FS Investment Corporation, FS Investment Corporation II and FS Investment Corporation III. GSO is a Delaware limited partnership with principal offices located at 345 Park Avenue, New York, New York 10154.

        GSO is the credit platform of Blackstone, a leading global alternative asset manager. As of December 31, 2014, GSO and its affiliates, excluding Blackstone, managed approximately $72.9 billion of assets across multiple strategies within the leveraged finance marketplace, including leveraged loans, high-yield bonds, distressed, mezzanine and private equity. GSO has extensive experience investing in Energy companies. From 2005 through 2014, funds managed by GSO have invested over $15.0 billion in Energy companies. As investment sub-adviser, GSO will utilize its experience in Energy investing and will make recommendations to FSEP II Advisor in a manner that is consistent with its existing investment and monitoring processes.

        Blackstone is a leading global alternative asset manager and provider of financial advisory services. It is one of the largest independent managers of private capital in the world, with assets under management of approximately $290.4 billion as of December 31, 2014. Blackstone's alternative asset management businesses include the management of private equity funds, real estate funds, funds of hedge funds, credit-oriented funds, collateralized loan obligation vehicles, separately managed accounts and publicly-traded closed-end mutual funds. Blackstone is a publicly-traded limited partnership that has common units which trade on the New York Stock Exchange, LLC under the ticker symbol "BX." Information about Blackstone and its various affiliates, including certain ownership, governance and financial information, is disclosed in Blackstone's periodic filings with the SEC, which can be obtained from Blackstone's website at http://ir.blackstone.com or the SEC's website at www.sec.gov. Information contained on Blackstone's website and in Blackstone's filings with the SEC are not incorporated by reference into this annual report on Form 10-K and shareholders should not consider that information to be part of this annual report on Form 10-K.

Potential Market Opportunity

        We expect that there are and will continue to be significant investment opportunities in income-oriented securities of privately-held Energy companies within the United States that will provide attractive risk-adjusted returns compared to other types of investments.

        Recent volatility in the price of oil combined with reduced secondary market liquidity has resulted in lower prices and higher yields for broadly syndicated energy debt investments. From August 31, 2014 to December 31, 2014, the average yield to a 3-year maturity of broadly syndicated energy loans increased from 6.08% to 11.83%, as measured by the energy component of the Credit Suisse Leveraged Loan Index, and the average yield-to-worst of high yield energy bonds increased from 5.35% to 9.33%, as measured by the energy component of the Bank of America Merrill Lynch High Yield Index. We believe that the debt securities of many of these energy companies are undervalued relative to our fundamental analysis and that the recent broad decline in energy credit prices has not taken into account company-by-company differences in hedging programs, cost structures and liquidity profiles. For example, certain upstream companies have hedged the majority of their 2015 and a portion of their 2016 expected oil and gas production at prices meaningfully higher than current levels. In addition, certain companies have the ability to reduce costs through technological advances and many have options available to them to enhance liquidity in the event commodity prices remain depressed for a prolonged period of time. It is our view that by focusing our investments in the senior secured debt of companies with positive free cash flows, low cost structures, strong balance sheets and high-quality reserves we can generate attractive risk-adjusted returns over the long-term, while protecting our downside in most commodity price environments.

        We also believe that the recent commodity price volatility has and will continue to disrupt the flow of credit from banks and the capital markets to energy companies and that this disruption will create opportunities for us to increase our directly originated deal flow. In particular, we expect that private energy companies, which represent approximately 98% of all U.S. energy companies, will experience the most significant reduction in credit availability from traditional sources. At the same time, we see multiple factors which will necessitate additional and continued capital infusion for energy companies across all sub-sectors. Upstream companies face anticipated production declines of previously discovered oil and natural gas reserves, which we believe will require large annual capital inflows to replace lost production. Midstream assets throughout the United States are aging and are not ideally located to new areas of development, requiring that additional infrastructure be built to ensure this new supply reaches market. Further, we believe these investment opportunities could increase due to potential environmental regulations that are expected to impact fossil-fuel power generation, particularly coal generation, which itself comprises more than a third of the current U.S. power market. We expect such market dynamics across these sub-sectors will present a growing investment opportunity for us over the long-term.

        We believe that this large and varied asset class maintains attractive and distinct investment characteristics, including established hard asset values, high barriers to entry and attractive long-term growth profiles, which will allow us to provide superior risk-adjusted returns compared to other types of investments.

Characteristics of and Risks Related to Investments in Private Companies

        We intend to invest primarily in income-oriented securities of privately-held Energy companies within the United States. Investments in private companies pose significantly greater risks than investments in public companies. First, private companies have reduced access to the capital markets, resulting in diminished capital resources and ability to withstand financial distress. As a result, these companies, which may present greater credit risk than public companies, may be unable to meet the obligations under their debt and equity securities that we anticipate holding. Second, the investments themselves may often be illiquid. The securities of many of the companies in which we intend to invest will not be publicly-traded or actively-traded on the secondary market and will be, instead, traded on a privately negotiated over-the-counter secondary market for institutional investors. In addition, we expect that many of our directly originated investments generally will not be traded on any secondary market and a trading market for such investments may not develop. These securities may also be subject to legal and other restrictions on resale. As such, we may have difficulty exiting an investment promptly or at a desired price prior to maturity or outside of a normal amortization schedule. These investments may also be difficult to value because little public information generally exists about private companies, requiring an experienced due diligence team to analyze and value the potential portfolio company. Finally, these companies may not have third-party debt ratings or audited financial statements. We must therefore rely on the ability of FSEP II Advisor and/or GSO to obtain adequate information through their due diligence efforts to evaluate the creditworthiness of, and risks involved in investing in, these companies, and to determine the optimal time to exit an investment. These companies and their financial information will also generally not be subject to the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and other rules and regulations that govern public companies that are designed to protect investors.

Investment Strategy

        Our investment policy is to invest, under normal circumstances, at least 80% of our total assets in securities of Energy companies. This investment policy may not be changed without at least 60 days' prior notice to holders of our common shares of any such change. In accordance with the best interests of our shareholders, FSEP II Advisor will monitor our targeted investment mix as economic conditions evolve.

        When identifying prospective portfolio companies, we intend to focus primarily on the attributes set forth below, which we believe will help us generate higher total returns with an acceptable level of risk. While these criteria provide general guidelines for our investment decisions, we caution investors that, if we believe the benefits of investing are sufficiently strong, not all of these criteria necessarily will be met by each prospective portfolio company in which we choose to invest. These attributes are:

  •
  Deeply-Rooted Asset Value.  We will seek to invest in companies that have significant asset value rather than speculative investments that rely solely on rising energy commodity prices, exploratory drilling success or factors beyond the control of a portfolio company. We intend to focus on Energy companies that have strong potential for enhancing asset value through factors within their control. Examples of these types of factors include operating cost reductions and revenue increases driven by improved operations of previously under-performing or under-exploited assets. Such investments are expected to have significant collateral coverage and downside protection irrespective of the broader economy.

  •
  Defensible Market Positions.  We will seek to invest in companies that have developed strong positions within their sub-sector and exhibit the potential to maintain sufficient cash flows and profitability to service our debt in a range of economic environments. We will seek companies that can protect their competitive advantages through scale, scope, customer loyalty, product pricing or product quality versus their competitors, thereby minimizing business risk and protecting profitability.

  •
  Proven Management Teams.  We intend to focus on companies that have experienced management teams with an established track record of success. We will typically require our portfolio companies to have proper incentives in place, which may include non-cash and performance-based compensation, to align management's goals with ours.

  •
  Commodity Price Management.  We will seek to invest in companies that appropriately manage their commodity price exposure through the use of hedging with highly-rated counterparties, contracts such as power purchase agreements or tolling agreements and other instruments that seek to minimize the company's exposure to significant commodity price swings.

  •
  Allocation Among Various Issuers and Sub-sectors.  We will seek to allocate our portfolio broadly among issuers and sub-sectors within the Energy Investment Universe, thereby attempting to reduce the risk of a downturn in any one company or sub-sector having a disproportionate adverse impact on the value of our portfolio.

  •
  Viable Exit Strategy.  While we will attempt to invest in securities that may be sold in a privately negotiated over-the-counter market, providing us a means by which we may exit our positions, we expect that a large portion of our portfolio may not be sold on this secondary market. For any investments that are not able to be sold within this market, we will focus primarily on investing in companies whose business models and growth prospects offer attractive exit possibilities, including repayment of our investments, an initial public offering of equity securities, a merger, a sale or a recapitalization, in each case with the potential for capital gains.

        In addition, in an order dated June 4, 2013, the SEC granted exemptive relief that, subject to the satisfaction of certain conditions, expanded our ability to co-invest in certain privately negotiated investment transactions with our co-investment affiliates, which we believe may enhance our ability to further our investment objectives and strategy.

Potential Competitive Strengths

        We believe that we offer our investors the following potential competitive strengths:

  Global platform with seasoned investment professionals

        We believe that the breadth and depth of the experience of FSEP II Advisor's senior management team, together with the wider resources of GSO's investment team, which is dedicated to sourcing, structuring, executing, monitoring and harvesting a broad range of private investments, will provide us with a significant competitive advantage in sourcing and analyzing attractive investment opportunities worldwide.

  Long-term investment horizon

        Our long-term investment horizon will give us great flexibility, which we believe will allow us to maximize returns on our investments. Unlike most private equity and venture capital funds, we will not be required to return capital to our shareholders once we exit a portfolio investment. Such funds typically can only be invested once and must be returned to investors after a specific time period. These provisions often force private equity and venture capital funds to seek liquidity events, including initial public offerings, mergers or recapitalizations, more quickly than they otherwise might, potentially resulting in a lower return to investors. We believe that freedom from such capital return requirements, which will allow us to invest using a longer-term focus, will provide us with the opportunity to increase total returns on invested capital, compared to other private company investment vehicles.

  GSO transaction sourcing capability

        FSEP II Advisor will seek to leverage GSO's significant access to transaction flow. GSO seeks to generate investment opportunities through syndicate and club deals (generally, investments made by a small group of investment firms) and, subject to regulatory constraints as discussed under "—Regulation" and the allocation policies of GSO and its affiliates, as applicable, also through GSO's direct origination channels. These include significant contacts to participants in the credit and leveraged finance marketplace, which it can draw upon in sourcing investment opportunities for us. With respect to syndicate and club deals, GSO has built a network of relationships with commercial and investment banks, finance companies and other investment funds as a result of the long track record of its investment professionals in the leveraged finance marketplace. With respect to GSO's origination channel, FSEP II Advisor will seek to leverage the global presence of GSO and its long-standing personal contacts within the Energy industry to generate access to a substantial amount of directly originated transactions with attractive investment characteristics. We believe that the broad network of GSO will produce a significant pipeline of investment opportunities for us. GSO also has a significant trading platform, which, we believe, will allow us access to the secondary market for investment opportunities.

  Disciplined, income-oriented investment philosophy

        FSEP II Advisor and GSO intend to employ a conservative investment approach focused on current income and long-term investment performance. This investment approach involves a multi-stage selection process for each investment opportunity, as well as ongoing monitoring of each investment made, with particular emphasis on early detection of deteriorating credit conditions at portfolio companies which would result in adverse portfolio developments. This strategy is designed to maximize current income and minimize the risk of capital loss while maintaining the potential for long-term capital appreciation.

  Investment expertise across all levels of the corporate capital structure

        FSEP II Advisor and GSO believe that their broad expertise and experience investing at all levels of a company's capital structure will enable us to manage risk while affording us the opportunity for significant returns on our investments. We will attempt to capitalize on this expertise in an effort to produce and maintain an investment portfolio that will perform in a broad range of economic conditions. In addition, we will seek to leverage this broad-ranging capability to enable us to provide Energy companies with financing that most closely aligns with their particular capital needs. We believe that such flexibility is valuable to Energy companies and will provide us with a competitive advantage over other capital providers that are more limited in the securities in which they invest.

Operating and Regulatory Structure

        Our investment activities will be managed by FSEP II Advisor and supervised by our board of trustees, a majority of whom are independent. Under the investment advisory and administrative services agreement, we have agreed to pay FSEP II Advisor an annual base management fee based on our average weekly gross assets as well as incentive fees based on our performance. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations" for a description of the fees to which FSEP II Advisor will be entitled.

        From time to time, FSEP II Advisor may enter into sub-advisory relationships with registered investment advisers that possess skills or attributes that FSEP II Advisor believes will aid it in achieving our investment objectives. FSEP II Advisor has engaged GSO to act as our investment sub-adviser. GSO will assist FSEP II Advisor in identifying investment opportunities and will make investment recommendations for approval by FSEP II Advisor according to guidelines set by FSEP II Advisor. FSEP II Advisor oversees our day-to-day operations, including the provision of general ledger accounting, fund accounting, legal services, investor relations and other administrative services. FSEP II Advisor also performs, or oversees the performance of, our corporate operations and required administrative services, which includes being responsible for the financial records that we are required to maintain and preparing reports for our shareholders and reports filed with the SEC. In addition, FSEP II Advisor will assist us in calculating our net asset value, overseeing the preparation and filing of tax returns and the printing and dissemination of reports to our shareholders, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others.

        We will reimburse FSEP II Advisor for expenses necessary to perform services related to our administration and operations, including FSEP II Advisor's allocable portion of the compensation and related expenses of certain personnel of Franklin Square Holdings providing administrative services to us on behalf of FSEP II Advisor. The amount of this reimbursement will be the lesser of (1) FSEP II Advisor's actual costs incurred in providing such services and (2) the amount that we estimate we would be required to pay alternative service providers for comparable services in the same geographic location. FSEP II Advisor will be required to allocate the cost of such services to us based on factors such as assets, revenues, time allocations and/or other reasonable metrics. Our board of trustees will review the methodology employed in determining how the expenses are allocated to us and the proposed allocation of the administrative expenses among us and certain affiliates of FSEP II Advisor. Our board of trustees will then assess the reasonableness of such reimbursements for expenses allocated to us based on the breadth, depth and quality of such services as compared to the estimated cost to us of obtaining similar services from third-party service providers known to be available. In addition, our board of trustees will consider whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, our board of trustees will, among other things, compare the total amount paid to FSEP II Advisor for such services as a percentage of our net assets to the same ratio as reported by other comparable BDCs. We will not reimburse FSEP II Advisor for any services for which it will receive a separate fee, or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of FSEP II Advisor.

        In addition, we have contracted with State Street Bank and Trust Company, or State Street, to provide various accounting and administrative services, including, but not limited to, preparing preliminary financial information for review by FSEP II Advisor, preparing and monitoring expense budgets, maintaining accounting and corporate books and records, processing trade information provided by us and performing testing with respect to RIC compliance.

        As a BDC, we will be required to comply with certain regulatory requirements. Also, while we will be permitted to finance investments using debt, our ability to use debt will be limited in certain significant respects pursuant to the 1940 Act. Within the limits of existing regulation, we will adjust our use of debt, according to market conditions, to the level we believe will allow us to generate maximum risk-adjusted returns. See "—Regulation." We intend to elect to be treated for U.S. federal income tax purposes, and intend to qualify annually, as a RIC under Subchapter M of the Code.

Investment Types

        We do not currently hold any investments in our portfolio. We expect that our portfolio will be comprised primarily of income-oriented securities, which refers to debt securities and income-oriented preferred and common equity interests, of privately-held Energy companies within the United States. We intend to weight our portfolio towards senior and subordinated debt. In addition to investments purchased from dealers or other investors in the secondary market, we expect to invest in primary market transactions and directly originated investments as this will provide us with the ability to tailor investments to best match a project's or company's needs with our investment objectives. Our portfolio may also be comprised of select income-oriented preferred or common equity interests, which refers to equity interests that pay consistent, high-yielding dividends, that we believe will produce both current income and long-term capital appreciation. These income-oriented preferred or common equity interests may include interests in MLPs. In connection with certain of our future debt investments, we may on occasion receive equity interests such as warrants or options as additional consideration.

  Senior Debt

        Senior debt is situated at the top of the capital structure. Because this debt has priority in payment, it carries the least risk among all investments in a firm. Generally, senior debt in which we may invest is expected to have a maturity period of three to seven years, offer some form of amortization, and have first priority security interests in the assets of the borrower. Senior debt is comprised of first lien and second lien debt positions. Second lien debt is granted a second priority security interest in the assets of the borrower, which means that any realization of collateral will generally be applied to pay first lien debt in full before second lien debt positions are paid and the value of the collateral may not be sufficient to repay in full both first lien and second lien secured debt. Generally, in normalized markets, we expect that the variable interest rate on our first lien debt typically will range between 4.0% and 9.0% over a standard benchmark, such as the prime rate or the London Interbank Offered Rate, or LIBOR. In normalized markets, we expect that the variable interest rate on second lien debt will range between 6.0% and 10.0% over a standard benchmark. In addition, we may receive additional returns from any warrants we may receive in connection with these investments.

  Subordinated Debt

        In addition to senior debt, we may also invest a portion of our assets in subordinated debt of private companies. Subordinated debt usually ranks junior in priority of payment to first lien and second lien secured loans and is often unsecured, but is situated above preferred equity and common equity in the capital structure. In return for their junior status compared to first lien and second lien secured loans, subordinated debt typically offers higher returns through both higher interest rates and possible equity ownership in the form of warrants, enabling the lender to participate in the capital appreciation of the borrower. These warrants typically require only a nominal cost to exercise. We intend to generally target subordinated debt with interest-only payments throughout the life of the security, with the principal due at maturity. Typically, subordinated debt securities have maturities of five to ten years. Generally, in normalized markets, we expect these securities to carry a fixed rate or a floating current yield of 8.0% to 12.0% over a standard benchmark. In addition, we may receive additional returns from any warrants we may receive in connection with these investments. In some cases, a portion of the total interest may accrue or be paid-in-kind, or PIK.

  Preferred Equity

        Preferred equity typically includes a stated value or liquidation preference structurally ahead of common equity holders. Holders of preferred equity can be entitled to a wide range of voting and other rights, depending on the structure of each separate security. Preferred equity can also include a conversion feature whereby the securities convert into common stock based on established parameters according to set ratios. We will seek to invest in primarily income-oriented equity securities of Energy companies in a manner consistent with our status as a BDC.

  Other Equity Securities

        We may also invest in other equity securities which are typically structurally subordinate to all other securities within the capital structure and do not have a stated maturity. As compared to more senior securities, equity interests have greater risk exposure, but also have the potential to provide a higher return. Some of these investments may take the form of common units in MLPs. MLPs typically pay their unitholders quarterly distributions, offering investors a current yield and the opportunity for a more stable return profile.

  Net Profits Interests, Royalty Interests, Volumetric Production Payments, or VPPs

        We may invest in energy-specific non-operating investments including net profits interests, royalty interests or VPPs. Such non-operating interests do not include the rights and obligations of operating a mineral property (costs of exploration, development and operation) and do not bear any part of the net losses. Net profits interests and royalty interests are contractual agreements whereby the holders of such interests are entitled to a portion of the mineral production or proceeds therefrom. A VPP is a type of structured investment whereby the owner sells a specific volume of production in a field or property to an investor and the investor receives a specific quota of production on a monthly basis in either raw output or proceeds therefrom. A VPP is typically set to expire after a certain length of time or after a specified aggregate total volume of the commodity has been delivered. If the producer cannot meet the supply quota for a given period, the supply obligation rolls forward to future cycles until the buyer is made financially whole.

  Non-U.S. Securities

        We may invest in non-U.S. securities, which may include securities denominated in U.S. dollars or in non-U.S. currencies, to the extent permitted by the 1940 Act.

  Other Securities

        We may also invest from time to time in derivatives, such as total return swaps and credit default swaps.

Sources of Income

        The primary means through which our shareholders will receive a return of value is through interest income, dividends and capital gains generated by our investments. In addition to these sources of income, we may receive fees paid by our portfolio companies, including one-time closing fees paid at the time each investment is made. Closing fees will typically range from 1.0% to 3.0% of the purchase price of an investment. In addition, we may generate revenues in the form of commitment, origination, structuring or diligence fees, fees for providing managerial assistance, consulting fees and performance-based fees.

Risk Management

        We will seek to limit the downside potential of our investment portfolio by:

  •
  applying our investment strategy guidelines for portfolio investments;

  •
  requiring a total return on investments (including both interest and potential appreciation) that adequately compensates us for credit risk;

  •
  allocating our portfolio among various issuers, size permitting, with an adequate number of companies, across different sub-sectors of the Energy industry, with different types of collateral; and

  •
  negotiating or seeking debt and other securities with covenants or features that protect us while affording portfolio companies flexibility in managing their businesses consistent with preservation of capital.

        Such restrictions may include affirmative and negative covenants, default penalties, lien protection, change of control provisions and board rights. We may also enter into interest rate hedging transactions at the sole discretion of FSEP II Advisor. Such transactions will enable us to selectively modify interest rate exposure as market conditions dictate.

  Affirmative Covenants

        Affirmative covenants require borrowers to take actions that are meant to ensure the solvency of the company, facilitate the lender's monitoring of the borrower and ensure payment of interest and loan principal due to lenders. Examples of affirmative covenants include covenants requiring the borrower to maintain adequate insurance, accounting and tax records, and to produce frequent financial reports for the benefit of the lender.

  Negative Covenants

        Negative covenants impose restrictions on the borrower and are meant to protect lenders from actions that the borrower may take that could harm the credit quality of the lender's investments. Examples of negative covenants include restrictions on the payment of dividends and restrictions on the issuance of additional debt without the lender's approval. In addition, certain covenants restrict a borrower's activities by requiring it to meet certain earnings interest coverage ratio and leverage ratio requirements. These covenants are also referred to as financial or maintenance covenants.

Investment Process

        The investment professionals employed by FSEP II Advisor and GSO have spent their careers developing the resources necessary to invest in private companies. Our anticipated transaction process is highlighted below.

 Our Transaction Process

  Sourcing

        In order to source transactions, FSEP II Advisor will seek to leverage GSO's significant access to transaction flow, along with GSO's trading platform, which allows for access to the syndicated loan market, which may be a key source of investment opportunities for us. GSO will seek to generate investment opportunities through its trading platform, through syndicate and club deals and, subject to regulatory constraints and the allocation policies of GSO and its affiliates, as applicable, through GSO's direct origination channels. With respect to syndicate and club deals, GSO has built a network of relationships with commercial and investment banks, finance companies and other investment funds as a result of the long track record of its investment professionals in the leveraged finance marketplace. With respect to GSO's origination channel, FSEP II Advisor will seek to leverage the global presence of GSO and its long-standing personal contacts within the Energy industry to generate access to a substantial amount of directly originated transactions with attractive investment characteristics. We believe that the broad network of GSO will provide a significant pipeline of investment opportunities for us.

  Evaluation

        Initial Review.    In its initial review of an investment opportunity to present to FSEP II Advisor, GSO's transaction team will examine information furnished by the target company and external sources, including rating agencies, if applicable, to determine whether the investment meets our basic investment criteria and other guidelines specified by FSEP II Advisor, within the context of proper allocation of our portfolio among various issuers and industry sub-sectors, and offers an acceptable probability of attractive returns with identifiable downside risk. For the majority of securities available on the secondary market, a comprehensive analysis will be conducted and continuously maintained by a dedicated GSO research analyst, the results of which will be available for the transaction team to review. In the case of a directly originated transaction, FSEP II Advisor and GSO will conduct detailed due diligence investigations as necessary.

        Credit Analysis/Due Diligence.    Before undertaking an investment, the transaction team from GSO and FSEP II Advisor will conduct a thorough due diligence review of the opportunity to ensure the company fits our investment strategy, which may include:

  •
  a full operational analysis to identify the key risks and opportunities of the target's business, including a detailed review of historical and projected financial results;

  •
  a detailed analysis of industry dynamics, competitive position, regulatory, tax and legal matters;

  •
  on-site visits, if deemed necessary;

  •
  background checks to further evaluate management and other key personnel;

  •
  a review by legal and accounting professionals, environmental or other industry consultants, if necessary;

  •
  financial sponsor due diligence, including portfolio company and lender reference checks, if necessary; and

  •
  a review of management's experience and track record.

        When possible, our advisory team will seek to structure transactions in such a way that our target companies are required to bear the costs of due diligence, including those costs related to any outside consulting work we may require.

  Execution

        Recommendation.    FSEP II Advisor has engaged GSO to identify and recommend investment opportunities for its approval. GSO seeks to maintain a defensive approach toward its investment recommendations by emphasizing risk control in its transaction process, which includes (i) the pre-review of each opportunity by one of its portfolio managers to assess the general quality, value and fit relative to our portfolio, (ii) where possible, transaction structuring with a focus on preservation of capital in varying economic environments and (iii) ultimate approval of investment recommendations by GSO's investment committee.

        Approval.    After completing its internal transaction process, GSO will make formal recommendations for review and approval by FSEP II Advisor. In connection with its recommendation, it will transmit any relevant underwriting material and other information pertinent to the decision-making process. In addition, GSO will make its staff available to answer inquiries by FSEP II Advisor in connection with its recommendations. The consummation of a transaction will require unanimous approval of the members of FSEP II Advisor's investment committee.

  Monitoring

        Portfolio Monitoring.    FSEP II Advisor, with the help of GSO, will monitor our portfolio with a focus toward anticipating negative credit events. To maintain portfolio company performance and help to ensure a successful exit, FSEP II Advisor and GSO will work closely with the lead equity sponsor, loan syndicator, portfolio company management, consultants, advisers and other security holders to discuss financial position, compliance with covenants, financial requirements and execution of the company's business plan. In addition, depending on the size, nature and performance of the transaction, we may occupy a seat or serve as an observer on a portfolio company's board of directors or similar governing body.

        FSEP II Advisor and GSO will receive financial reports detailing operating performance, sales volumes, margins, cash flows, financial position and other key operating metrics on a quarterly basis from our portfolio companies. FSEP II Advisor and GSO will use this data, combined with due diligence gained through contact with the company's customers, suppliers, competitors, market research and other methods, to conduct an ongoing, rigorous assessment of the company's operating performance and prospects.

        In addition to various risk management and monitoring tools, FSEP II Advisor will use an investment rating system to characterize and monitor the expected level of returns on each investment in our portfolio. FSEP II Advisor will use an investment rating scale of 1 to 5. The following is a description of the conditions associated with each investment rating:

Investment Rating	Summary Description
1	Investment exceeding expectations and/or capital gain expected.
2	Performing investment generally executing in accordance with the portfolio company's business plan—full return of principal and interest expected.
3	Performing investment requiring closer monitoring.
4	Underperforming investment—some loss of interest or dividend possible, but still expecting a positive return on investment.
5	Underperforming investment with expected loss of interest and some principal.

        FSEP II Advisor will monitor and, when appropriate, will change the investment ratings assigned to each investment in our portfolio. In connection with valuing our assets, our board of trustees will review these investment ratings on a quarterly basis. In the event that our advisory team determines that an investment is underperforming, or circumstances suggest that the risk associated with a particular investment has significantly increased, FSEP II Advisor will attempt to sell the asset in the secondary market, if applicable, or to implement a plan to attempt to exit the investment or to correct the situation.

        The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

        Valuation Process.    Each quarter, we will value investments in our portfolio, and such values will be disclosed each quarter in reports filed with the SEC. Investments for which market quotations are readily available will be recorded at such market quotations. With respect to investments for which market quotations are not readily available, our board of trustees will determine the fair value of such investments in good faith, utilizing the input of management, our valuation committee, FSEP II Advisor and any other professionals or materials that our board of trustees deems worthy and relevant, including GSO, independent third-party pricing services and independent third-party valuation firms, if applicable. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments."

        Managerial Assistance.    As a BDC, we must offer, and provide upon request, managerial assistance to certain of our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. Depending on the nature of the assistance required, FSEP II Advisor or GSO will provide such managerial assistance on our behalf to portfolio companies that request this assistance. To the extent fees are paid for these services, we, rather than FSEP II Advisor or GSO, will retain any fees paid for such assistance.

  Exit

        While we will attempt to invest in securities that may be sold in a privately negotiated over-the-counter market, providing us a means by which we may exit our positions, we expect that a large portion of our portfolio may not be sold on this secondary market. For any investments that are not able to be sold within this market, we intend to focus primarily on investing in companies whose business models and growth prospects offer attractive exit possibilities, including repayment of our investments, an initial public offering of equity securities, a merger, a sale or a recapitalization, in each case with the potential for capital gains.

Regulation

        We have elected to be regulated as a BDC under the 1940 Act. The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates, principal underwriters and affiliates of those affiliates or underwriters. The 1940 Act requires that a majority of our trustees be persons other than "interested persons," as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a BDC unless approved by a majority of our outstanding voting securities.

        The 1940 Act defines "a majority of the outstanding voting securities" as the lesser of (i) 67% or more of the voting securities present at a meeting if the holders of more than 50% of our outstanding voting securities are present or represented by proxy or (ii) 50% of our voting securities. Furthermore, our investment policy is to invest, under normal circumstances, at least 80% of our total assets in securities of Energy companies. This investment policy may not be changed without at least 60 days' prior notice to holders of our common shares of any such change.

        We will generally not be able to issue and sell our common shares at a price per share, after deducting selling commissions and dealer manager fees, that is below our net asset value per share. See "Item 1A. Risk Factors—Risks Related to Business Development Companies—Regulations governing our operation as a BDC and RIC will affect our ability to raise, and the way in which we raise, additional capital or borrow for investment purposes, which may have a negative effect on our growth." We may, however, sell our common shares, or warrants, options or rights to acquire our common shares, at a price below the then-current net asset value of our common shares if our board of trustees determines that such sale is in our best interests and the best interests of our shareholders, and our shareholders approve such sale. In addition, we may generally issue new common shares at a price below our net asset value per share in rights offerings to existing shareholders, in payment of dividends and in certain other limited circumstances.

        As a BDC, we will be subject to certain regulatory restrictions in making our investments. For example, BDCs generally are not permitted to co-invest with certain affiliated entities in transactions originated by the BDC or its affiliates in the absence of an exemptive order from the SEC. However, BDCs are permitted to, and may, co-invest in transactions where price is the only negotiated point. In an order dated June 4, 2013, the SEC granted exemptive relief permitting us, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with our co-investment affiliates. We believe this relief may not only enhance our ability to further our investment objectives and strategy, but may also increase favorable investment opportunities for us, in part by allowing us to participate in larger investments, together with our co-investment affiliates, than would be available to us if such relief had not been obtained. Because we do not have exemptive relief to engage in co-investment transactions with GSO and its affiliates, we will be permitted to co-invest with GSO and its affiliates only in accordance with existing regulatory guidance.

  Qualifying Assets

        Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company's total assets. The principal categories of qualifying assets relevant to our business are any of the following:

  1.
  Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer which:

  a.
  is organized under the laws of, and has its principal place of business in, the United States;

  b.
  is not an investment company (other than a small business investment company wholly owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and

  c.
  satisfies any of the following:

  i.
  does not have any class of securities that is traded on a national securities exchange;

  ii.
  has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250 million;

  iii.
  is controlled by a BDC or a group of companies including a BDC and the BDC has an affiliated person who is a director of the eligible portfolio company; or

  iv.
  is a small and solvent company having total assets of not more than $4.0 million and capital and surplus of not less than $2.0 million.

  2.
  Securities of any eligible portfolio company that we control.

  3.
  Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities, was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.

  4.
  Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.

  5.
  Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.

  6.
  Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.

        In addition, a BDC must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) above.

  Managerial Assistance to Portfolio Companies

        In order to count portfolio securities as qualifying assets for the purpose of the 70% test, we must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance; except that, where we purchase such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the BDC, through its trustees, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.

  Temporary Investments

        Pending investment in other types of "qualifying assets," as described above, our investments may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are qualifying assets. Typically, we will invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price that is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our total assets constitute repurchase agreements from a single counterparty, we would not meet the Diversification Tests (as defined below) in order to qualify as a RIC for U.S. federal income tax purposes as described below under "—Taxation as a RIC." Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. FSEP II Advisor will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

  Senior Securities

        We are permitted, under specified conditions, to issue multiple classes of debt and one class of shares senior to our common shares if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our shareholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see "Item 1A. Risk Factors—Risks Related to Debt Financing" and "Item 1A. Risk Factors—Risks Related to Business Development Companies."

  Code of Ethics

        We and FSEP II Advisor have each adopted a code of ethics pursuant to Rule 17j-1 promulgated under the 1940 Act that, among other things, establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with each code's requirements. Our and FSEP II

Advisor's codes of ethics are attached as exhibits to the registration statement on Form N-2 (File No. 333-195237) pertaining to the public offering of our common shares filed on August 22, 2014. Shareholders may also read and copy these codes of ethics at the SEC's Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549. Shareholders may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 551-8090. In addition, each code of ethics is available on the EDGAR Database on the SEC's Internet site at www.sec.gov. Shareholders may also obtain a copy of each code of ethics, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov, or by writing the SEC's Public Reference Section, Washington, D.C. 20549.

  Compliance Policies and Procedures

        We and FSEP II Advisor have adopted and implemented written policies and procedures reasonably designed to prevent violation of the federal securities laws and are required to review these compliance policies and procedures annually for their adequacy and the effectiveness of their implementation. Our chief compliance officer and the chief compliance officer of FSEP II Advisor are responsible for administering these policies and procedures.

  Proxy Voting Policies and Procedures

        We have delegated our proxy voting responsibility to FSEP II Advisor. The proxy voting policies and procedures of FSEP II Advisor are set forth below. The guidelines will be reviewed periodically by FSEP II Advisor and our non-interested trustees, and, accordingly, are subject to change.

        As an investment adviser registered under the Advisers Act, FSEP II Advisor has a fiduciary duty to act solely in the best interests of its clients. As part of this duty, it recognizes that it must vote client securities in a timely manner free of conflicts of interest and in the best interests of its clients.

        These policies and procedures for voting proxies for the investment advisory clients of FSEP II Advisor are intended to comply with Section 206 of, and Rule 206(4)-6 promulgated under, the Advisers Act.

        FSEP II Advisor will vote proxies relating to our securities in the best interest of its clients' shareholders. It will review on a case-by-case basis each proposal submitted for a shareholder vote to determine its impact on the portfolio securities held by its clients. Although FSEP II Advisor will generally vote against proposals that may have a negative impact on its clients' portfolio securities, it may vote for such a proposal if there exists compelling long-term reasons to do so.

        The proxy voting decisions of FSEP II Advisor are made by the senior officers who are responsible for monitoring each of its clients' investments. To ensure that its vote is not the product of a conflict of interest, it will require that: (a) anyone involved in the decision-making process disclose to its chief compliance officer any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (b) employees involved in the decision making process or vote administration are prohibited from revealing how FSEP II Advisor intends to vote on a proposal in order to reduce any attempted influence from interested parties.

        Shareholders may obtain information, without charge, regarding how FSEP II Advisor voted proxies with respect to our portfolio securities by making a written request for proxy voting information to: Chief Compliance Officer, FS Energy and Power Fund II, 201 Rouse Boulevard, Philadelphia, Pennsylvania 19112 or by calling us collect at (215) 495-1150.

  Other

        We will be periodically examined by the SEC for compliance with the 1940 Act.

        We are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement. Furthermore, as a BDC, we are prohibited from protecting any trustee or officer against any liability to us or our shareholders arising from willful misconduct, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person's office.

  Exchange Act and Sarbanes-Oxley Act Compliance

        We are subject to the reporting and disclosure requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including the filing of quarterly, annual and current reports, proxy statements and other required items. In addition, we are subject to the Sarbanes-Oxley Act, which imposes a wide variety of regulatory requirements on publicly held companies and their insiders. Many of these requirements affect us. For example:

  •
  pursuant to Rule 13a-14 promulgated under the Exchange Act, our chief executive officer and chief financial officer are required to certify the accuracy of the financial statements contained in our periodic reports;

  •
  pursuant to Item 307 of Regulation S-K, our periodic reports are required to disclose our conclusions about the effectiveness of our disclosure controls and procedures; and

  •
  pursuant to Rule 13a-15 promulgated under the Exchange Act, beginning with our fiscal year ending December 31, 2015, our management will be required to prepare a report regarding its assessment of our internal control over financial reporting.

        The Sarbanes-Oxley Act requires us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated thereunder. We intend to monitor our compliance with all regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we are in compliance therewith. In addition, we intend to voluntarily comply with Section 404(b) of the Sarbanes-Oxley Act, and have engaged our independent registered public accounting firm to audit our internal control over financial reporting.

Taxation as a RIC

        We intend to elect to be treated as a RIC under Subchapter M of the Code. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that we distribute as dividends to our shareholders. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, in order to maintain RIC tax treatment, we must distribute to our shareholders, for each tax year, dividends of an amount at least equal to 90% of our "investment company taxable income," which is generally the sum of our net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses, or the Annual Distribution Requirement.

        If we:

  •
  qualify as a RIC; and

  •
  satisfy the Annual Distribution Requirement,

then we will not be subject to U.S. federal income tax on the portion of our income or capital gains we distribute (or are deemed to distribute) to shareholders. We will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gains not distributed (or deemed distributed) to our shareholders.

        As a RIC, we will be subject to a 4% nondeductible federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of our capital gain net income, which is the excess of capital gains over capital losses for the one-year period ending October 31 of that calendar year (adjusted for certain ordinary losses) and (3) any net ordinary income and capital gain net income for the preceding years that were not distributed during such years and on which we paid no U.S. federal income tax, or the Excise Tax Avoidance Requirement. Any distribution declared by us during October, November or December of any calendar year, payable to shareholders of record on a specified date in such a month and actually paid during January of the following calendar year, will be treated as if it had been paid by us, as well as received by our U.S. shareholders on December 31 of the calendar year in which the distribution was declared. We generally will endeavor in each tax year to avoid any material U.S. federal excise tax on our earnings.

        We may incur in the future such excise tax on a portion of our income and capital gains. While we intend to distribute income and capital gains to minimize exposure to the 4% excise tax, we may not be able to, or may choose not to, distribute amounts sufficient to avoid the imposition of the tax entirely. In that event, we will be liable for the excise tax only on the amount by which we do not meet the Annual Distribution Requirement.

        In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:

  •
  continue to qualify as a BDC under the 1940 Act at all times during each tax year;

  •
  derive in each tax year at least 90% of our gross income from dividends, interest, payments with respect to certain securities, loans, gains from the sale of stock or other securities, net income from certain "qualified publicly traded partnerships," or other income derived with respect to our business of investing in such stock or other securities, or the 90% Income Test; and

  •
  diversify our holdings so that at the end of each quarter of the tax year:

  •
  at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of such issuer; and

  •
  no more than 25% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain "qualified publicly traded partnerships," or the Diversification Tests.

        For U.S. federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same tax year. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. We anticipate that a portion of our income may constitute original issue discount or other income required to be included in taxable income prior to receipt of cash.

        We intend to invest a portion of our net assets in below investment grade instruments. Investments in these types of instruments may present special tax issues for us. U.S. federal income tax rules are not entirely clear about issues such as when we may cease to accrue interest, original issue discount or market discount, when and to what extent deductions may be taken for bad debts or worthless instruments, how payments received on obligations in default should be allocated between principal and income and whether exchanges of debt obligations in a bankruptcy or workout context are taxable. We will address these and other issues to the extent necessary in order to seek to ensure that we distribute sufficient income to avoid any material U.S. federal income or excise tax.

        Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the year of the accrual, we may be required to make a distribution to our shareholders in order to satisfy the Annual Distribution Requirement, even though we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the Annual Distribution Requirement necessary to qualify for and maintain RIC tax treatment under Subchapter M of the Code. We may have to sell or otherwise dispose of some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

        Although we do not presently expect to do so, we are authorized to borrow funds and to sell or otherwise dispose of assets in order to satisfy distribution requirements. However, under the 1940 Act, we are not permitted to make distributions to our shareholders while our debt obligations and other senior securities are outstanding unless certain "asset coverage" tests are met. See "—Regulation—Senior Securities." Moreover, our ability to sell or otherwise dispose of assets to meet the Annual Distribution Requirement may be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our status as a RIC, including the Diversification Tests. If we sell or otherwise dispose of assets in order to meet the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, we may make such dispositions at times that, from an investment standpoint, are not advantageous.

        To satisfy the Diversification Tests, at the close of each quarter of our tax year, we will not invest more than 25% of the value of our total assets in MLPs and certain other "qualified publicly traded partnerships". As a limited partner in the MLPs in which we seek to invest, we will receive our share of income, gains, losses, deductions, and credits from those MLPs. Historically, a significant portion of income from MLPs has been offset by tax deductions. As a result, this income has been significantly lower than cash distributions paid by MLPs. The percentage of an MLP's income and gains which is offset by tax deductions, losses and credits will fluctuate over time for various reasons. A significant slowdown in acquisition activity or capital spending by MLPs held in our portfolio could result in a reduction of accelerated depreciation generated by new acquisitions, which may result in an increase in our net ordinary income that we are required to distribute to shareholders to satisfy the Annual Distribution Requirement or the Excise Tax Avoidance Requirement or to eliminate our liability for U.S. federal income tax. If our income from our investments in MLPs exceeds the cash distributions received from such investments, we may need to obtain cash from other sources in order to satisfy the Annual Distribution Requirement. If we are unable to obtain cash from other sources, we may fail to qualify as a RIC and become subject to corporate-level U.S. federal income tax. We may also recognize for U.S. federal income tax purposes gain in excess of cash proceeds upon the sale of an interest in an MLP. Any such gain may need to be distributed (or deemed distributed) in order to avoid liability for corporate-level U.S. federal income taxes on such gain.

Employees

        We do not currently have any employees. Each of our executive officers, aside from our chief compliance officer, Salvatore Faia, is a principal, officer or employee of FSEP II Advisor, which manages and oversees our investment operations. Mr. Faia is not affiliated with FSEP II Advisor. In the future, FSEP II Advisor may retain additional investment personnel based upon its needs.

Available Information

        Within 60 days after the end of each fiscal quarter, we will distribute our quarterly report on Form 10-Q to all shareholders of record and to the securities administrator in each jurisdiction in which we will offer or sell securities. In addition, we will distribute our annual report on Form 10-K to all shareholders and to the securities administrator in each jurisdiction in which we will offer or sell securities within 120 days after the end of each fiscal year. These reports will also be available on the SEC's website at www.sec.gov. Information contained on our website, www.franklinsquare.com, is not incorporated by reference into this annual report on Form 10-K and shareholders should not consider information contained on our website to be part of or as incorporated by reference into this annual report on Form 10-K.

        We are required to file with or submit to the SEC annual, quarterly and current reports, proxy statements and other information meeting the informational requirements of the Exchange Act. Shareholders may inspect and copy these reports, proxy statements and other information, as well as our registration statement related to our continuous public offering and the related exhibits and schedules, at the Public Reference Room of the SEC at 100 F Street, N.E., Washington, D.C. 20549. Shareholders may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 551-8090. The SEC maintains an Internet site that contains reports, proxy and information statements and other information filed electronically by us with the SEC, which are available on the SEC's website at www.sec.gov. Copies of these reports, proxy and information statements and other information may be obtained, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov, or by writing the SEC's Public Reference Section, 100 F Street, N.E., Washington, D.C. 20549.

Item 1A.    Risk Factors.

        Investing in our common shares involves a number of significant risks. In addition to the other information contained in this annual report on Form 10-K, investors should consider carefully the following information before making an investment in our common shares. If any of the following events occur, our business, financial condition and results of operations could be materially and adversely affected. In such case, the net asset value of our common shares could decline, and investors may lose all or part of their investment.

Risks Related to an Investment in Our Common Shares

Our common shares will not be listed on an exchange or quoted through a quotation system, and will not be for the foreseeable future, if ever. Therefore, shareholders will have limited liquidity and may not receive a full return of invested capital upon selling common shares.

        Our common shares are illiquid assets for which there is not a secondary market and it is not expected that any will develop in the foreseeable future. There can be no assurance that we will complete a liquidity event. A liquidity event could include: (1) a listing of our common shares on a national securities exchange; (2) the sale of all or substantially all of our assets either on a complete portfolio basis or individually followed by a liquidation; or (3) a merger or another transaction approved by our board of trustees in which our shareholders likely will receive cash or shares of a publicly-traded company.

        In addition, any shares repurchased pursuant to our share repurchase program may be purchased at a price which may reflect a discount from the purchase price a shareholder paid for the common shares being repurchased. See "Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Share Repurchase Program" for a detailed description of our share repurchase program.

        If our common shares are listed, we cannot assure shareholders that a public trading market will develop. In addition, a liquidity event involving a listing of our common shares on a national securities exchange may include certain restrictions on the ability of shareholders to sell their common shares. Further, even if we do complete a liquidity event, shareholders may not receive a return of all of their invested capital.

We are not obligated to complete a liquidity event by a specified date; therefore, it will be difficult for an investor to sell his or her common shares.

        A liquidity event could include: (1) a listing of our common shares on a national securities exchange; (2) the sale of all or substantially all of our assets either on a complete portfolio basis or individually followed by a liquidation; or (3) a merger or another transaction approved by our board of trustees in which our shareholders likely will receive cash or shares of a publicly-traded company. However, there can be no assurance that we will complete a liquidity event by a specified date or at all. If we do not successfully complete a liquidity event, liquidity for an investor's common shares will be limited to our share repurchase program, which we have no obligation to maintain.

We established the initial offering price for our shares on an arbitrary basis, and the offering price may not accurately reflect the value of our assets.

        The price of our shares prior to satisfying the minimum offering requirement is established on an arbitrary basis and is not based on the amount or nature of our assets or our book value. Therefore, at any given time, the offering price may be higher than the value of our interests in portfolio companies.

Investors will not know the purchase price per share at the time they submit their subscription agreements and could receive fewer common shares than anticipated if our board of trustees determines to increase the offering price to comply with the requirement that we avoid selling common shares at a net offering price below our net asset value per share.

        After satisfying the minimum offering requirement, the purchase price at which shareholders purchase common shares will be determined at each weekly closing date to ensure that the sales price, after deducting selling commissions and dealer manager fees, is equal to or greater than the net asset value of our common shares. As a result, in the event of an increase in our net asset value per share, a shareholder's purchase price may be higher than the prior weekly closing price per share, and therefore shareholders may receive a smaller number of common shares than if the investor had subscribed at the prior weekly closing price.

We are a new company and have no operating history.

        We were formed on February 6, 2014 and will not formally commence investment operations until we receive gross proceeds of $2.5 million from our continuous public offering, all of which must be from persons who are not affiliated with us or FSEP II Advisor. We are subject to all of the business risks and uncertainties associated with any new business, including the risk that we will not achieve our investment objectives and that the value of our common shares could decline substantially.

As a new company with no investments, our continuous public offering may be deemed to be a "blind pool" offering. An investor may not have the opportunity to evaluate historical data or assess investments prior to purchasing our common shares.

        None of us, FSEP II Advisor or GSO has generally identified, made or contracted to make investments on our behalf with the proceeds from our continuous public offering. As a result, an investor will not be able to evaluate the economic merits, transaction terms or other financial or operational data concerning future investments we make using the proceeds from our continuous public offering prior to making a decision to purchase our common shares. An investor must rely on FSEP II Advisor and GSO to implement our investment policies, to evaluate all of our investment opportunities and to structure the terms of our investments rather than evaluating our investments in advance of purchasing our common shares. Because investors are not able to evaluate our investments in advance of purchasing our common shares, our continuous public offering may entail more risk than other types of offerings. This additional risk may hinder an investor's ability to achieve their own personal investment objectives related to portfolio diversification, risk-adjusted investment returns and other objectives.

If we are unable to raise substantial funds in our ongoing, continuous "best efforts" public offering, we will be limited in the number and type of investments we may make, and the value of an investment in us may be reduced in the event our assets under-perform.

        Our continuous offering is being made on a best efforts basis, whereby the dealer manager and broker-dealers participating in the offering are only required to use their best efforts to sell our common shares and have no firm commitment or obligation to purchase any of the common shares. Even though we have established a minimum size of our offering necessary for us to release funds from the escrow account and utilize subscription funds, such amount will not, by itself, be sufficient for us to purchase a diversified portfolio of investments. To the extent that less than the maximum number of common shares is subscribed for, the opportunity for the allocation of our investments among various issuers and sub-sectors may be decreased and the returns achieved on those investments may be reduced as a result of allocating all of our expenses over a smaller capital base.

The dealer manager in our continuous offering may be unable to sell a sufficient number of common shares for us to achieve our investment objectives.

        The dealer manager for our continuous public offering is FS2 Capital Partners, LLC, or FS2. There is no assurance that our dealer manager will be able to sell a sufficient number of common shares to allow us to have adequate funds to purchase a portfolio of investments allocated among various issuers and sub-sectors and generate income sufficient to cover our expenses. As a result, we may be unable to achieve our investment objectives, and you could lose some or all of the value of your investment.

Because the dealer manager for our continuous public offering is one of our affiliates, shareholders will not have the benefit of an independent due diligence review of us by our affiliated dealer manager, which is customarily performed in firm commitment underwritten offerings; the absence of an independent due diligence review by our affiliated dealer manager increases the risks and uncertainty faced as a shareholder.

        The dealer manager for our continuous public offering is one of our affiliates. As a result, its due diligence review and investigation of us cannot be considered to be an independent review. Therefore, shareholders do not have the benefit of an independent review and investigation of our offering of the type normally performed by an unaffiliated, independent underwriter in a firm commitment underwritten public securities offering.

Our ability to successfully conduct our continuous public offering depends, in part, on the ability of the dealer manager to establish, operate and maintain a network of broker-dealers.

        The success of our continuous public offering, and correspondingly our ability to implement our business strategy, depends upon the ability of the dealer manager to establish, operate and maintain a network of licensed securities broker-dealers and other agents to sell our common shares. If the dealer manager fails to perform, we may not be able to raise adequate proceeds through our continuous public offering to implement our investment strategy. If we are unsuccessful in implementing our investment strategy, shareholders could lose all or a part of their investment.

Beginning with the first full calendar quarter following the date that we satisfy our minimum offering requirement, we intend to offer to repurchase our common shares on a quarterly basis. Only a limited number of common shares will be repurchased pursuant to our share repurchase program, and to the extent shareholders are able to sell their common shares under our share repurchase program, shareholders may not be able to recover the amount of their investment in those shares.

        Beginning with the first full calendar quarter following the date that we satisfy our minimum offering requirement, we intend to commence tender offers to allow shareholders to tender their common shares on a quarterly basis at a price equal to 90% of our public offering price in effect on the date of repurchase. Our share repurchase program will include numerous restrictions that limit shareholders' ability to sell their common shares. We intend to limit the number of common shares repurchased pursuant to our share repurchase program as follows: (1) we currently intend to limit the number of common shares to be repurchased during any calendar year to the number of common shares we can repurchase with the proceeds we receive from the issuance of our common shares under our distribution reinvestment plan, although at the discretion of our board of trustees, we may also use cash on hand, cash available from borrowings and cash from the liquidation of securities investments as of the end of the applicable period to repurchase common shares; (2) beginning the first full calendar quarter in the year following the date that we satisfy the minimum offering requirement, we will limit the number of common shares to be repurchased in any calendar year to 10.0% of the weighted average number of common shares outstanding in the prior calendar year, or 2.5% in each calendar quarter (though the actual number of common shares that we offer to repurchase may be less in light of the limitations noted above); (3) unless shareholders tender all of their common shares, shareholders must tender at least 25% of the number of common shares they have purchased and generally must maintain a minimum balance of $5,000 subsequent to submitting a portion of their common shares for repurchase by us; and (4) to the extent that the number of common shares tendered for repurchase exceeds the number of common shares that we are able to repurchase, we will repurchase common shares on a pro rata basis, not on a first-come, first-served basis. Further, we will have no obligation to repurchase common shares if the repurchase would violate the restrictions on distributions under federal law or Delaware law, which prohibits distributions that would cause a trust to fail to meet statutory tests of solvency. Any of the foregoing limitations may prevent us from accommodating all repurchase requests made in any year. For example, our affiliate, FS Investment Corporation, commenced a share repurchase program in March 2010 with substantially similar terms as our share repurchase program. Because FS Investment Corporation had relatively few shares outstanding during the first year of its operations, the limitation described in clause (2) above resulted in fewer than all of the tendered shares being repurchased in two tender offers conducted by FS Investment Corporation in 2010.

        In addition, our board of trustees may amend, suspend or terminate the share repurchase program at any time. We will notify shareholders of such developments (1) in our quarterly reports or (2) by means of a separate mailing to shareholders, accompanied by disclosure in a current or periodic report under the Exchange Act. In addition, although we have adopted a share repurchase program, we will have discretion to not repurchase common shares, to suspend the share repurchase program and to cease repurchases. Further, the share repurchase program has many limitations and should not be relied upon as a method to sell common shares promptly or at a desired price.

The timing of our repurchase offers pursuant to our share repurchase program may be at a time that is disadvantageous to our shareholders.

        When we make quarterly repurchase offers pursuant to our share repurchase program, we may offer to repurchase common shares at a price that is lower than the price that investors paid for common shares in our offering. As a result, to the extent investors have the ability to sell their common shares to us as part of our share repurchase program, the price at which an investor may sell common shares, which we expect will be 90% of the offering price in effect on the date of repurchase, may be lower than what an investor paid in connection with the purchase of common shares in our offering.

        In addition, in the event an investor chooses to participate in our share repurchase program, the investor will be required to provide us with notice of intent to participate prior to knowing what the repurchase price will be on the repurchase date. Although an investor will have the ability to withdraw a repurchase request prior to the expiration date of such tender offer, to the extent an investor seeks to sell common shares to us as part of our share repurchase program, the investor will be required to do so without knowledge of what the repurchase price of our common shares will be on the repurchase date.

We may be unable to invest a significant portion of the net proceeds of our offering on acceptable terms in an acceptable timeframe.

        Delays in investing the net proceeds of our offering may impair our performance. We cannot assure investors that we will be able to identify any investments that meet our investment objectives or that any investment that we make will produce a positive return. We may be unable to invest the net proceeds of our offering on acceptable terms within the time period that we anticipate or at all, which could harm our financial condition and operating results.

        In addition, even if GSO identifies privately-negotiated investment opportunities that meet our investment objectives, because we did not seek exemptive relief to engage in co-investment transactions with GSO and its affiliates, we will be permitted to co-invest with GSO and its affiliates only in accordance with existing regulatory guidance and the allocation policies of FSEP II Advisor, GSO and their respective affiliates.

        Prior to investing in securities of portfolio companies, we will invest the net proceeds of our continuous public offering primarily in cash, cash equivalents, U.S. government securities, repurchase agreements and high-quality debt instruments maturing in one year or less from the time of investment, which may produce returns that are significantly lower than the returns which we expect to achieve when our portfolio is fully invested in securities meeting our investment objectives. As a result, any distributions that we pay while our portfolio is not fully invested in securities meeting our investment objectives may be lower than the distributions that we may be able to pay when our portfolio is fully invested in securities meeting our investment objectives.

We may pay distributions from offering proceeds, borrowings or the sale of assets to the extent our cash flows from operations, net investment income or earnings are not sufficient to fund declared distributions.

        We may fund distributions from the uninvested proceeds of our continuous public offering and borrowings, and we have not established limits on the amount of funds we may use from net offering proceeds or borrowings to make any such distributions. We may pay distributions from the sale of assets to the extent distributions exceed our earnings or cash flows from operations. Distributions from the proceeds of our continuous public offering or from borrowings could reduce the amount of capital we ultimately invest in our portfolio companies.

A shareholder's interest in us will be diluted if we issue additional common shares, which could reduce the overall value of an investment in us.

        Our investors will not have preemptive rights to any common shares we issue in the future. Our declaration of trust authorizes us to issue 750,000,000 common shares. Pursuant to our declaration of trust, a majority of our entire board of trustees may amend our declaration of trust to increase the number of authorized common shares without shareholder approval. After an investor purchases common shares, our board of trustees may elect to sell additional common shares in the future, issue equity interests in private offerings or issue share-based awards to our independent trustees or employees of FSEP II Advisor. To the extent we issue additional equity interests after an investor purchases our common shares, an investor's percentage ownership interest in us will be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of our investments, an investor may also experience dilution in the book value and fair value of his or her common shares.

Certain provisions of our declaration of trust and bylaws could deter takeover attempts and have an adverse impact on the value of our common shares.

        Our declaration of trust and bylaws, as well as certain statutory and regulatory requirements, contain certain provisions that may have the effect of discouraging a third party from attempting to acquire us. Our board of trustees may, without shareholder action, authorize the issuance of shares in one or more classes or series, including preferred shares, and our board of trustees may, without shareholder action, amend our declaration of trust to increase the number of our common shares, of any class or series, that we will have authority to issue. These anti-takeover provisions may inhibit a change of control in circumstances that could give the holders of our common shares the opportunity to realize a premium over the value of our common shares.

Risks Related to Our Investments

Our investments in prospective portfolio companies may be risky, and we could lose all or part of our investment.

        Our investments in senior and subordinated debt, select equity investments and other investments issued by private Energy companies may be risky.

        Senior Debt.    There is a risk that any collateral pledged by portfolio companies in which we have taken a security interest may decrease in value over time or lose its entire value, may be difficult to sell in a timely manner, may be difficult to appraise and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the portfolio company to raise additional capital. To the extent our debt investment will be collateralized by the securities of a portfolio company's subsidiaries, such securities may lose some or all of their value in the event of the bankruptcy or insolvency of the portfolio company. Also, in some circumstances, our security interest may be contractually or structurally subordinated to claims of other creditors. In addition, deterioration in a portfolio company's financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration in the value of the collateral for the loan. Loans that are under-collateralized involve a greater risk of loss. In addition, second lien secured loans are granted a second priority security interest in the assets of the borrower, which means that any realization of collateral will generally be applied to pay first lien secured loans in full before second lien secured loans are paid. Consequently, the fact that a loan is secured does not guarantee that we will receive principal and interest payments according to the senior debt's terms, or at all, or that we will be able to collect on the loan should we be forced to enforce our remedies.

        Subordinated Debt.    Our subordinated debt investments will generally rank junior in priority of payment to senior debt and will generally be unsecured. This may result in a heightened level of risk and volatility or a loss of principal, which could lead to the loss of the entire investment. These investments may involve additional risks that could adversely affect our investment returns. To the extent interest payments associated with such debt are deferred, such debt may be subject to greater fluctuations in valuations, and such debt could subject us and our shareholders to non-cash income. Because we will not receive any principal repayments prior to the maturity of some of our subordinated debt investments, such investments will be of greater risk than amortizing loans.

        Equity Investments.    We expect to make select equity investments in income-oriented preferred or common equity interests, which may include interests in MLPs. In addition, when we invest in senior secured loans and bonds or subordinated debt, we may acquire warrants to purchase equity securities. The equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

        Net Profits Interests, Royalty Interests or VPPs.    We may invest in energy-specific non-operating investments including net profits interests, royalty interests or VPPs. Net profits interests and royalty interests are contractual agreements whereby the holders of such interests are entitled to a portion of the mineral production, or proceeds therefrom. A VPP is a type of structured investment whereby the owner sells a specific volume of production in a field or property to an investor and the investor receives a specific quota of production on a monthly basis in either raw output or proceeds therefrom. We will not have any operational control over these investments and our receipt of payments is contingent on the producer's ability to meet its supply obligations, which can make these types of investments highly speculative.

        Non-U.S. Securities.    We may invest in non-U.S. securities, which may include securities denominated in U.S. dollars or in non-U.S. currencies, to the extent permitted by the 1940 Act. Because evidences of ownership of such securities usually are held outside the United States, we would be subject to additional risks if we invested in non-U.S. securities, which include possible adverse political and economic developments, seizure or nationalization of foreign deposits and adoption of governmental restrictions which might adversely affect or restrict the payment of principal and interest on the non-U.S. securities to investors located outside the country of the issuer, whether from currency blockage or otherwise. Because non-U.S. securities may be purchased with and payable in foreign currencies, the value of these assets as measured in U.S. dollars may be affected unfavorably by changes in currency rates and exchange control regulations.

        In addition, we may invest in securities that are rated below investment grade by rating agencies or that would be rated below investment grade if they were rated. Below investment grade securities, which are often referred to as "junk," have predominantly speculative characteristics with respect to the issuer's capacity to pay interest and repay principal. They may also be difficult to value and illiquid.

Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies.

        Our portfolio companies may have, or may be permitted to incur, other debt that ranks equally with, or senior to, the debt in which we invest. By their terms, such debt instruments may entitle the holders to receive payment of interest or principal on or before the dates on which we are entitled to receive payments with respect to the debt instruments in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any proceeds. After repaying such senior creditors, such portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt instruments in which we invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

There may be circumstances where our debt investments could be subordinated to claims of other creditors or we could be subject to lender liability claims.

        If one of our portfolio companies were to go bankrupt, depending on the facts and circumstances, including the extent to which we actually provided managerial assistance to that portfolio company, a bankruptcy court might recharacterize our debt investment and subordinate all or a portion of our claim to that of other creditors. In situations where a bankruptcy carries a high degree of political significance, our legal rights may be subordinated to other creditors. We may also be subject to lender liability claims for actions taken by us with respect to a borrower's business or in instances where we exercise control over the borrower or render significant managerial assistance.

We generally will not control our portfolio companies.

        We do not expect to control most of our portfolio companies, even though we may have board representation or board observation rights, and our debt agreements with such portfolio companies may contain certain restrictive covenants. As a result, we are subject to the risk that a portfolio company in which we invest may make business decisions with which we disagree and the management of such company, as representatives of the holders of their common equity, may take risks or otherwise act in ways that do not serve our interests as debt investors. Due to the lack of liquidity for our investments in non-traded companies, we may not be able to dispose of our interests in our portfolio companies as readily as we would like or at an appropriate valuation. As a result, a portfolio company may make decisions that could decrease the value of our portfolio holdings.

We will be exposed to risks associated with changes in interest rates.

        We will be subject to financial market risks, including changes in interest rates. General interest rate fluctuations may have a substantial negative impact on our investments and investment opportunities and, accordingly, have a material adverse effect on our investment objectives and our rate of return on invested capital. In addition, an increase in interest rates would make it more expensive to use debt for our financing needs, if any.

        Interest rates have recently been at or near historic lows. In the event of a rising interest rate environment, payments under floating rate debt instruments generally would rise and there may be a significant number of issuers of such floating rate debt instruments that would be unable or unwilling to pay such increased interest costs and may otherwise be unable to repay their loans. Investments in floating rate debt instruments may also decline in value in response to rising interest rates if the interest rates of such investments do not rise as much, or as quickly, as market interest rates in general. Similarly, during periods of rising interest rates, fixed rate debt instruments may decline in value because the fixed rates of interest paid thereunder may be below market interest rates.

Second priority liens on collateral securing debt investments that we will make in our portfolio companies may be subject to control by senior creditors with first priority liens. If there is a default, the value of the collateral may not be sufficient to repay in full both the first priority creditors and us.

        Certain debt investments that we intend to make in portfolio companies may be secured on a second priority basis by the same collateral securing first priority debt of such companies. The first priority liens on the collateral will secure the portfolio company's obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by such company under the agreements governing the loans. The holders of obligations secured by the first priority liens on the collateral will generally control the liquidation of and be entitled to receive proceeds from any realization of the collateral to repay their obligations in full before us. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from the sale or sales of all of the collateral would be sufficient to satisfy the debt obligations secured by the second priority liens after payment in full of all obligations secured by the first priority liens on the collateral. If such proceeds are not sufficient to repay amounts outstanding under the debt obligations secured by the second priority liens, then we, to the extent not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against such company's remaining assets, if any.

        The rights we may have with respect to the collateral securing the debt investments we make in our portfolio companies with senior debt outstanding may also be limited pursuant to the terms of one or more intercreditor agreements that we enter into with the holders of senior debt. Under such an intercreditor agreement, at any time that obligations that have the benefit of the first priority liens are outstanding, any of the following actions that may be taken in respect of the collateral will be at the direction of the holders of the obligations secured by the first priority liens: the ability to cause the commencement of enforcement proceedings against the collateral; the ability to control the conduct of such proceedings; the approval of amendments to collateral documents; releases of liens on the collateral; and waivers of past defaults under collateral documents. We may not have the ability to control or direct such actions, even if our rights are adversely affected.

Economic recessions or downturns could impair our portfolio companies and harm our operating results.

        Many of our portfolio companies may be susceptible to economic slowdowns or recessions and may be unable to repay our debt investments during these periods. Therefore, our non-performing assets are likely to increase, and the value of our portfolio is likely to decrease, during these periods. Adverse economic conditions may also decrease the value of any collateral securing our first lien or second lien secured loans. A prolonged recession may further decrease the value of such collateral and result in losses of value in our portfolio and a decrease in our revenues, net income and net asset value. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us on terms we deem acceptable. These events could prevent us from increasing investments and harm our operating results.

A covenant breach by our portfolio companies may harm our operating results.

        A portfolio company's failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize a portfolio company's ability to meet its obligations under the debt or equity securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting portfolio company.

Our portfolio companies may be highly leveraged.

        Some of our potential portfolio companies may be highly leveraged, which may have adverse consequences to these companies and to us as an investor. These companies may be subject to restrictive financial and operating covenants and the leverage may impair these companies' ability to finance their future operations and capital needs. As a result, these companies' flexibility to respond to changing business and economic conditions and to take advantage of business opportunities may be limited. Further, a leveraged company's income and net assets will tend to increase or decrease at a greater rate than if borrowed money were not used.

Investing in middle market companies involves a number of significant risks, any one of which could have a material adverse effect on our operating results.

        Investments in middle market companies involve some of the same risks that apply generally to investments in larger, more established companies. However, such investments have more pronounced risks in that they:

  •
  may have limited financial resources and may be unable to meet the obligations under their debt and equity securities that we may hold, which may be accompanied by a deterioration in the value of any collateral pledged under such securities and a reduction in the likelihood of us realizing any guarantees we may have obtained in connection with our investment;

  •
  have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tends to render them more vulnerable to competitors' actions and changing market conditions, as well as general economic downturns;

  •
  are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us;

  •
  generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. In addition, our executive officers, trustees and members of FSEP II Advisor may, in the ordinary course of business, be named as defendants in litigation arising from our investments in the portfolio companies; and

  •
  may have difficulty accessing the capital markets to meet future capital needs, which may limit their ability to grow or to repay their outstanding indebtedness upon maturity.

We may not realize gains from our equity investments.

        Certain investments that we may make may include warrants or other equity securities. In addition, we may make direct equity investments in portfolio companies. The equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience. We may also be unable to realize any value if a portfolio company does not have a liquidity event, such as a sale of the business, recapitalization or public offering, which would allow us to sell the underlying equity interests. We may be unable to exercise any put rights we acquire which grant us the right to sell our equity securities back to the portfolio company for the consideration provided in our investment documents if the issuer is in financial distress.

An investment strategy focused primarily on privately-held companies presents certain challenges, including the lack of available information about these companies.

        We intend to invest primarily in privately-held companies. Investments in private companies pose significantly greater risks than investments in public companies. First, private companies have reduced access to the capital markets, resulting in diminished capital resources and the ability to withstand financial distress. As a result, these companies, which may present greater credit risk than public companies, may be unable to meet the obligations under their debt and equity securities that we hold. Second, the investments themselves often may be illiquid. The securities of many of the companies in which we invest are not publicly-traded or actively-traded on the secondary market and are, instead, traded on a privately negotiated over-the-counter secondary market for institutional investors. In addition, such securities may be subject to legal and other restrictions on resale. As such, we may have difficulty exiting an investment promptly or at a desired price prior to maturity or outside of a normal amortization schedule. These investments may also be difficult to value because little public information generally exists about private companies, requiring an experienced due diligence team to analyze and value the potential portfolio company. Finally, these companies may not have third-party debt ratings or audited financial statements. We must therefore rely on the ability of FSEP II Advisor and/or GSO to obtain adequate information through due diligence to evaluate the creditworthiness and potential returns from investing in these companies. These companies and their financial information will generally not be subject to the Sarbanes-Oxley Act and other rules and regulations that govern public companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments.

A lack of liquidity in certain of our investments may adversely affect our business.

        We intend to invest in certain companies whose securities are not publicly traded or actively traded on the secondary market and are, instead, traded on a privately negotiated over-the-counter secondary market for institutional investors, and whose securities will be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly traded securities. The illiquidity of certain of our investments may make it difficult for us to sell these investments when desired. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded these investments. The reduced liquidity of our investments may make it difficult for us to dispose of them at a favorable price, and, as a result, we may suffer losses.

We may not have the funds or ability to make additional investments in our portfolio companies.

        We may not have the funds or ability to make additional investments in our portfolio companies. After our initial investment in a portfolio company, we may be called upon from time to time to provide additional funds to such company or have the opportunity to increase our investment through the exercise of a warrant to purchase common stock. There is no assurance that we will make, or will have sufficient funds to make, follow-on investments. Any decisions not to make a follow-on investment or any inability on our part to make such an investment may have a negative impact on a portfolio company in need of such an investment, may result in a missed opportunity for us to increase our participation in a successful operation or may reduce the expected return on the investment.

Our investments may include original issue discount instruments.

        To the extent that we invest in original issue discount instruments and the accretion of original issue discount constitutes a portion of our income, we will be exposed to risks associated with the requirement to include such non-cash income in taxable and accounting income prior to receipt of cash, including the following:

  •
  Original issue discount instruments may have unreliable valuations because the accruals require judgments about collectability;

  •
  For accounting purposes, cash distributions to investors representing original issue discount income do not come from paid-in capital, although they may be paid from the offering proceeds. Thus, although a distribution of original issue discount income may come from the cash invested by investors, the 1940 Act does not require that investors be given notice of this fact;

  •
  The deferral of PIK interest may have a negative impact on liquidity, as it represents non-cash income that may require cash distributions to shareholders in order to maintain a RIC election; and

  •
  Original issue discount may create a risk of non-refundable cash payments to FSEP II Advisor based on non-cash accruals that may never be realized.

We may from time to time enter into total return swaps, credit default swaps or other derivative transactions which expose us to certain risks, including credit risk, market risk, liquidity risk and other risks similar to those associated with the use of leverage.

        We may from time to time enter into total return swaps, credit default swaps or other derivative transactions that seek to modify or replace the investment performance of a particular reference security or other asset. These transactions are typically individually negotiated, non-standardized agreements between two parties to exchange payments, with payments generally calculated by reference to a notional amount or quantity. Swap contracts and similar derivative contracts are not traded on exchanges; rather, banks and dealers act as principals in these markets. These investments may present risks in excess of those resulting from the referenced security or other asset. Because these transactions are not an acquisition of the referenced security or other asset itself, the investor has no right directly to enforce compliance with the terms of the referenced security or other asset and has no voting or other consensual rights of ownership with respect to the referenced security or other asset. In the event of insolvency of a counterparty, we will be treated as a general creditor of the counterparty and will have no claim of title with respect to the referenced security or other asset.

        A total return swap is a contract in which one party agrees to make periodic payments to another party based on the change in the market value of the referenced security or other assets underlying the total return swap during a specified period, in return for periodic payments based on a fixed or variable interest rate.

        A total return swap is subject to market risk, liquidity risk and risk of imperfect correlation between the value of the total return swap and the debt obligations underlying the total return swap. In addition, we may incur certain costs in connection with a total return swap that could in the aggregate be significant.

        A credit default swap is a contract in which one party buys or sells protection against a credit event with respect to an issuer, such as an issuer's failure to make timely payments of interest or principal on its debt obligations, bankruptcy or restructuring during a specified period. Generally, if we sell credit protection using a credit default swap, we will receive fixed payments from the swap counterparty and if a credit event occurs with respect to the applicable issuer, we will pay the swap counterparty par for the issuer's defaulted debt securities and the swap counterparty will deliver the defaulted debt securities to us. Generally, if we buy credit protection using a credit default swap, we will make fixed payments to the counterparty and if a credit event occurs with respect to the applicable issuer, we will deliver the issuer's defaulted securities underlying the swap to the swap counterparty and the counterparty will pay us par for the defaulted securities. Alternatively, a credit default swap may be cash settled and the buyer of protection would receive the difference between the par value and the market value of the issuer's defaulted debt securities from the seller of protection.

        Credit default swaps are subject to the credit risk of the underlying issuer. If we are selling credit protection, there is a risk that we will not properly assess the risk of the underlying issuer, a credit event will occur and we will have to pay the counterparty. If we are buying credit protection, there is a risk that we will not properly assess the risk of the underlying issuer, no credit event will occur and we will receive no benefit for the premium paid.

        A derivative transaction is also subject to the risk that a counterparty will default on its payment obligations thereunder or that we will not be able to meet our obligations to the counterparty. In some cases, we may post collateral to secure our obligations to the counterparty, and we may be required to post additional collateral upon the occurrence of certain events such as a decrease in the value of the reference security or other asset. In some cases, the counterparty may not collateralize any of its obligations to us.

        Derivative investments effectively add leverage to a portfolio by providing investment exposure to a security or market without owning or taking physical custody of such security or investing directly in such market. In addition to the risks described above, such arrangements are subject to risks similar to those associated with the use of leverage. See "—Risks Related to Debt Financing."

Prepayments of our debt investments by our portfolio companies could adversely impact our results of operations and reduce our return on equity.

        We are subject to the risk that the investments we will make in our portfolio companies may be repaid prior to maturity. When this occurs, we will generally reinvest these proceeds in temporary investments, pending their future investment in new portfolio companies. These temporary investments will typically have substantially lower yields than the debt being prepaid and we could experience significant delays in reinvesting these amounts. Any future investment in a new portfolio company may also be at lower yields than the debt that was repaid. As a result, our results of operations could be materially adversely affected if one or more of our portfolio companies elect to prepay amounts owed to us. Additionally, prepayments, net of prepayment fees, could negatively impact our return on equity.

Risks Related to Our Business and Structure

Our board of trustees may change our investment policy by providing our shareholders with 60 days' prior notice, or may modify or waive our current operating policies and strategy without prior notice or shareholder approval, the effects of which may be adverse.

        Our investment policy will be to invest, under normal circumstances, at least 80% of our total assets in securities of Energy companies. This investment policy may be changed by our board of trustees if we provide our shareholders with at least 60 days' prior notice. In addition, our board of trustees has the authority to modify or waive our current operating policies, investment criteria and strategy without prior notice and without shareholder approval. We cannot predict the effect any changes to our investment policy, current operating policies, investment criteria and strategy would have on our business, net asset value, operating results and the value of our common shares. However, the effects might be adverse, which could negatively impact our ability to pay distributions to shareholders and cause shareholders to lose all or part of their investment. Moreover, we will have significant flexibility in investing the net proceeds of our continuous public offering and may use the net proceeds from such offering in ways with which investors may not agree or for purposes other than those contemplated at the commencement of our continuous public offering. Finally, because our common shares are not expected to be listed on a national securities exchange for the foreseeable future, shareholders will be limited in their ability to sell their common shares in response to any changes in our investment policy, operating policies, investment criteria or strategy.

Our ability to achieve our investment objectives depends on FSEP II Advisor's and GSO's ability to manage and support our investment process. If either FSEP II Advisor or GSO were to lose any members of their respective senior management teams, our ability to achieve our investment objectives could be significantly harmed.

        Because we have no employees, we will depend on the investment expertise, skill and network of business contacts of FSEP II Advisor and GSO. FSEP II Advisor, with the assistance of GSO, will evaluate, negotiate, structure, execute, monitor and service our investments. Our future success will depend to a significant extent on the continued service and coordination of FSEP II Advisor and its senior management team. The departure of any members of FSEP II Advisor's senior management team could have a material adverse effect on our ability to achieve our investment objectives. Likewise, the departure of any key employees of GSO may impact its ability to render services to us under the terms of its investment sub-advisory agreement with FSEP II Advisor.

        Our ability to achieve our investment objectives will depend on FSEP II Advisor's ability, with the assistance of GSO, to identify, analyze, invest in, finance and monitor companies that meet our investment criteria. FSEP II Advisor's capabilities in structuring the investment process, providing competent, attentive and efficient services to us, and facilitating access to financing on acceptable terms depend on the employment of investment professionals in an adequate number and of adequate sophistication to match the corresponding flow of transactions. To achieve our investment objectives, FSEP II Advisor may need to hire, train, supervise and manage new investment professionals to participate in our investment selection and monitoring process. FSEP II Advisor may not be able to find investment professionals in a timely manner or at all. Failure to support our investment process could have a material adverse effect on our business, financial condition and results of operations.

        In addition, each of the investment advisory and administrative services agreement that FSEP II Advisor has entered into with us, as well as the investment sub-advisory agreement that FSEP II Advisor has entered into with GSO have termination provisions that allow the parties to terminate the agreements without penalty. The investment advisory and administrative services agreement may be terminated at any time, without penalty, by FSEP II Advisor, upon 120 days' notice to us. The investment sub-advisory agreement may be terminated at any time, without the payment of any penalty, upon 60 days' written notice by GSO or, if our board of trustees or the holders of a majority of our outstanding voting securities determine that the investment sub-advisory agreement with GSO should be terminated, by FSEP II Advisor. If either agreement is terminated, it may adversely affect the quality of our investment opportunities. In addition, in the event such agreements are terminated, it may be difficult for us to replace FSEP II Advisor or for FSEP II Advisor to replace GSO. Furthermore, the termination of either of these agreements may adversely impact the terms of any financing arrangement into which we may enter, which could have a material adverse effect on our business and financial condition.

Because our business model depends to a significant extent upon relationships with private equity sponsors, investment banks and commercial banks, the inability of FSEP II Advisor and GSO to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.

        If FSEP II Advisor or GSO fails to maintain its existing relationships with private equity sponsors, investment banks and commercial banks on which they rely to provide us with potential investment opportunities or develop new relationships with other sponsors or sources of investment opportunities, we may not be able to grow our investment portfolio. In addition, individuals with whom FSEP II Advisor and GSO have relationships are not obligated to provide us with investment opportunities, and, therefore, there is no assurance that such relationships will generate investment opportunities for us.

Our financial condition and results of operations will depend on our ability to manage future growth effectively.

        Our ability to achieve our investment objectives will depend on our ability to acquire suitable investments and monitor and administer those investments, which will depend, in turn, on our investment adviser's ability to identify, invest in and monitor companies that meet our investment criteria.

        Accomplishing this result on a cost-effective basis will largely be a function of the structuring of our investment process and the ability of FSEP II Advisor to provide competent, attentive and efficient services to us. Our executive officers and the members of FSEP II Advisor's investment committee have substantial responsibilities in connection with their roles at Franklin Square Holdings and with the other entities affiliated with Franklin Square Holdings, as well as responsibilities under the investment advisory and administrative services agreement. They may also be called upon to provide significant managerial assistance to certain of our portfolio companies. These demands on their time, which will increase as the number of investments grow, may distract them or slow the rate of investment. In order to grow, FSEP II Advisor will need to hire, train, supervise, manage and retain new employees.

However, FSEP II Advisor cannot assure you that we will be able to do so effectively. Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

Our business will require a substantial amount of capital to grow because we intend to distribute most of our income.

        Our business will require a substantial amount of capital. We intend to issue equity securities and may borrow from financial institutions. A reduction in the availability of new capital could limit our ability to grow. We intend to distribute dividends of an amount at least equal to 90% of our investment company taxable income each year to qualify for and maintain our RIC status. As a result, any such cash earnings may not be available to fund investment originations. We expect to borrow from financial institutions and issue debt and equity securities. If we fail to obtain funds from such sources or from other sources to fund our investments, it could limit our ability to grow, which may have an adverse effect on the value of our securities. In addition, as a BDC, our ability to borrow or issue preferred shares may be restricted if our total assets are less than 200% of our total borrowings and preferred shares.

We may face increasing competition for investment opportunities, which could delay deployment of our capital, reduce returns and result in losses.

        We compete for investments with other BDCs and investment funds (including private equity funds, mezzanine funds and collateralized loan obligation, or CLO, funds), as well as traditional financial services companies such as commercial banks and other sources of funding. Moreover, alternative investment vehicles, such as hedge funds, have begun to invest in areas in which they have not traditionally invested, including making investments in middle market private U.S. companies, which we define as companies with annual revenue of $50 million to $2.5 billion at the time of investment. As a result of these new entrants, competition for investment opportunities in middle-market private U.S. companies may intensify. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we have. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to do. We may lose investment opportunities if we do not match our competitors' pricing, terms and structure. If we are forced to match our competitors' pricing, terms and structure, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. A significant part of our competitive advantage stems from the fact that the market for investments in middle-market private U.S. companies is underserved by traditional commercial banks and other financial sources. A significant increase in the number and/or the size of our competitors in this target market could force us to accept less attractive investment terms. Furthermore, many of our competitors have greater experience operating under, or are not subject to, the regulatory restrictions that the 1940 Act imposes on us as a BDC.

A significant portion of our investment portfolio will be recorded at fair value as determined in good faith by our board of trustees and, as a result, there will be uncertainty as to the value of our portfolio investments.

        Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined by our board of trustees. There will not be a public market for the securities of the privately-held companies in which we intend to invest. Many of our investments will not be publicly-traded or actively-traded on a secondary market but, instead, will be traded on a privately negotiated over-the-counter secondary market for institutional investors or not traded at all. As a result, we will value these securities quarterly at fair value as determined in good faith by our board of trustees.

        Certain factors that may be considered in determining the fair value of our investments include dealer quotes for securities traded on the secondary market for institutional investors, the nature and realizable value of any collateral, the portfolio company's earnings and its ability to make payments on its indebtedness, the markets in which the portfolio company does business, comparison to comparable publicly traded companies, discounted cash flows and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these non-traded securities existed. Due to this uncertainty, our fair value determinations may cause our net asset value on a given date to materially understate or overstate the value that we may ultimately realize upon the sale of one or more of our investments.

There is a risk that investors in our common shares may not receive distributions or that our distributions may not grow over time.

        We cannot assure shareholders that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. All distributions will be paid at the discretion of our board of trustees and will depend on our earnings, our net investment income, our financial condition, maintenance of our RIC status, compliance with applicable BDC regulations and such other factors as our board of trustees may deem relevant from time to time. In addition, due to the asset coverage test applicable to us as a BDC, we may be limited in our ability to make distributions. See "Item. 1 Business—Regulation—Senior Securities."

Our distribution proceeds may exceed our earnings, particularly during the period before we have substantially invested the net proceeds from our continuous public offering. Therefore, portions of the distributions that we make may represent a return of capital to shareholders, which will lower their tax basis in their common shares.

        In the event that we encounter delays in locating suitable investment opportunities, we may pay all or a substantial portion of our distributions from the proceeds of our continuous public offering or from borrowings in anticipation of future cash flow, which may constitute a return of shareholders' capital and will lower such shareholders' tax basis in their common shares. A return of capital generally is a return of a shareholder's investment rather than a return of earnings or gains derived from our investment activities and will be made after deducting the fees and expenses payable in connection with the offering, including any fees payable to FSEP II Advisor.

Changes in laws or regulations governing our operations or the operations of our business partners may adversely affect our business or cause us to alter our business strategy.

        We and our portfolio companies will be subject to regulation at the local, state and federal level. New legislation may be enacted or new interpretations, rulings or regulations could be adopted, including those governing the types of investments we are permitted to make, any of which could harm us and our shareholders, potentially with retroactive effect. Changes in laws or regulations governing the operations of those with whom we do business, including selected broker-dealers and other financial representatives selling our common shares, could also have a material adverse effect on our business, financial condition and results of operations.

        In addition, any changes to the laws and regulations governing our operations, including with respect to permitted investments, may cause us to alter our investment strategy to avail ourselves of new or different opportunities or make other changes to our business. Such changes could result in material differences to our strategy and plans as set forth in this annual report on Form 10-K and may result in our investment focus shifting from the areas of expertise of FSEP II Advisor and GSO to other types of investments in which FSEP II Advisor and GSO may have less expertise or little or no experience. Thus, any such changes, if they occur, could have a material adverse effect on our results of operations and the value of a shareholder's investment.

As a public company, we will be subject to regulations not applicable to private companies, such as provisions of the Sarbanes-Oxley Act. Efforts to comply with such regulations will involve significant expenditures, and non-compliance with such regulations may adversely affect us.

        As a public company, we will be subject to regulations not applicable to private companies, including provisions of the Sarbanes-Oxley Act and the related rules and regulations promulgated by the SEC. Beginning with our fiscal year ending December 31, 2015, our management will be required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act and rules and regulations of the SEC thereunder. We are required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis, to evaluate and disclose changes in our internal control over financial reporting. Section 404 of the Sarbanes-Oxley Act also generally requires an attestation from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting.

        As a newly-formed company, developing an effective system of internal controls may require significant expenditures, which may negatively impact our financial performance and our ability to make distributions. This process will also result in a diversion of management's time and attention. We cannot be certain as to the timing of the completion of our evaluation, testing and remediation actions or the impact of the same on our operations and we may not be able to ensure that the process is effective or that our internal controls over financial reporting are or will be effective in a timely manner. In the event that we are unable to develop or maintain an effective system of internal controls and maintain or achieve compliance with the Sarbanes-Oxley Act and related rules, we may be adversely affected.

Price declines in the large corporate leveraged loan market may adversely affect the fair value of our syndicated loan portfolio, reducing our net asset value through increased net unrealized depreciation.

        Prior to the onset of the financial crisis, CLOs, a type of leveraged investment vehicle holding corporate loans, hedge funds and other highly leveraged investment vehicles, comprised a substantial portion of the market for purchasing and holding first and second lien secured loans. As the secondary market pricing of the loans underlying these portfolios deteriorated during the fourth quarter of 2008, it is our understanding that many investors, as a result of their generally high degrees of leverage, were forced to raise cash by selling their interests in performing loans in order to satisfy margin requirements or the equivalent of margin requirements imposed by their lenders. This resulted in a forced deleveraging cycle of price declines, compulsory sales, and further price declines, with widespread redemption requests and other constraints resulting from the credit crisis generating further selling pressure. This pervasive forced selling and the resultant price declines eliminated or significantly impaired many of our leveraged competitors for investment opportunities, especially those having built their investment portfolios prior to the financial crisis.

        While prices appreciated measurably in recent years, conditions in the large corporate leveraged loan market may experience similar disruptions or deterioration, which may cause pricing levels to similarly decline or be volatile. As a result, we may suffer unrealized depreciation and could incur realized losses in connection with the sale of our syndicated loans, which could have a material adverse impact on our business, financial condition and results of operations.

Economic activity in the United States was adversely impacted by the global financial crisis of 2008 and future recessions, downturns, disruptions or instability could have a materially adverse effect on our business.

        From time to time, the global capital markets may experience periods of disruption and instability, which could cause disruptions in liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major financial institutions. Despite actions of U.S. and foreign governments, these events could contribute to worsening general economic conditions that materially and adversely impact the broader financial and credit markets and reduce the availability of debt and equity capital for the market as a whole and financial services firms in particular.

        Beginning in the third quarter of 2007, global credit and other financial markets suffered substantial stress, volatility, illiquidity and disruption. These forces reached extraordinary levels in late 2008, resulting in the bankruptcy of, the acquisition of, or government intervention in the affairs of several major domestic and international financial institutions. In particular, the financial services sector was negatively impacted by significant write-offs as the value of the assets held by financial firms declined, impairing their capital positions and abilities to lend and invest. We believe that such value declines were exacerbated by widespread forced liquidations as leveraged holders of financial assets, faced with declining prices, were compelled to sell to meet margin requirements and maintain compliance with applicable capital standards. Such forced liquidations also impaired or eliminated many investors and investment vehicles, leading to a decline in the supply of capital for investment and depressed pricing levels for many assets. These events significantly diminished overall confidence in the debt and equity markets, engendered unprecedented declines in the values of certain assets, and caused extreme economic uncertainty.

        Deterioration of economic and market conditions in the future could negatively impact credit spreads as well as our ability to obtain financing, particularly from the debt markets.

Future downgrades of the U.S. credit rating and global economic uncertainty could negatively impact our business, financial condition and results of operations.

        In August 2011, Standard & Poor's Ratings Services, or S&P, lowered its long-term sovereign credit rating on the U.S. from "AAA" to "AA+," which was affirmed by S&P in June 2013. In January 2012, S&P lowered its long-term sovereign credit rating for France, Italy, Spain and six other European countries, which has negatively impacted global markets and economic conditions. In addition, in April 2012, S&P further lowered its long-term sovereign credit rating for Spain. Recent U.S. budget deficit concerns, together with signs of deteriorating sovereign debt conditions in Europe, have increased the possibility of additional credit-rating downgrades and economic slowdowns. The impact of any further downgrade to the U.S. government's sovereign credit rating, or its perceived creditworthiness, and the impact of the current crisis in Europe with respect to the ability of certain European Union countries to continue to service their sovereign debt obligations is inherently unpredictable and could adversely affect the U.S. and global financial markets and economic conditions. In addition, the economic downturn and the significant government interventions into the financial markets and fiscal stimulus spending over the last several years have contributed to significantly increased U.S. budget deficits. There can be no assurance that future fiscal or monetary measures to aid economic recovery will be effective. These developments and reactions of the credit markets toward these developments could cause interest rates and borrowing costs to rise, which may negatively impact our ability to obtain debt financing on favorable terms. In addition, any adverse economic conditions resulting from any further downgrade of the U.S. government's sovereign credit rating or the economic crisis in Europe could have a material adverse effect on our business, financial condition and results of operations.

The impact of recent financial reform legislation on us is uncertain.

        In light of recent conditions in the U.S. and global financial markets and the U.S. and global economy, legislators, the presidential administration and regulators have increased their focus on the regulation of the financial services industry. The Dodd-Frank Wall Street Reform and Consumer Protection Act, as amended, or the Dodd-Frank Act, institutes a wide range of reforms that will have an impact on all financial institutions. Many of the requirements called for in the Dodd-Frank Act will be implemented over time, most of which will be subject to implementing regulations over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full impact such requirements will have on our business, results of operations or financial condition is unclear. The changes resulting from the Dodd-Frank Act may require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements. Failure to comply with any such laws, regulations or principles, or changes thereto, may negatively impact our business, results of operations and financial condition. While we cannot predict what effect any changes in the laws or regulations or their interpretations would have on us as a result of the Dodd-Frank Act, these changes could be materially adverse to us and our shareholders.

We may experience fluctuations in our quarterly results.

        We could experience fluctuations in our quarterly operating results due to a number of factors, including our ability or inability to make investments in companies that meet our investment criteria, the interest rate payable on the debt securities we acquire, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods.

Risks Related to FSEP II Advisor and Its Affiliates

FSEP II Advisor has no prior experience managing a BDC or a RIC.

        While FSEP II Advisor's management team consists of substantially the same personnel that form the investment and operations team of the investment advisers to Franklin Square Holdings' four other affiliated BDCs, FSEP II Advisor is a new entity and has no prior experience managing a BDC or a RIC and has no experience investing in Energy companies. Therefore, FSEP II Advisor may not be able to successfully operate our business or achieve our investment objectives. As a result, an investment in our common shares may entail more risk than the shares of a comparable company with a substantial operating history.

        The 1940 Act and the Code impose numerous constraints on the operations of BDCs and RICs that do not apply to other types of investment vehicles. For example, under the 1940 Act, BDCs are required to invest at least 70% of their total assets primarily in securities of qualifying U.S. private or thinly-traded public companies. Moreover, qualification for RIC tax treatment under Subchapter M of the Code requires satisfaction of source-of-income, diversification and other requirements. The failure to comply with these provisions in a timely manner could prevent us from qualifying as a BDC or a RIC or could force us to pay unexpected taxes and penalties, which could be material. FSEP II Advisor's lack of experience in managing a portfolio of assets under such constraints may hinder its ability to take advantage of attractive investment opportunities and, as a result, achieve our investment objectives.

FSEP II Advisor and its affiliates, including our officers and some of our trustees, will face conflicts of interest caused by compensation arrangements with us and our affiliates, which could result in actions that are not in the best interests of our shareholders.

        FSEP II Advisor and its affiliates will receive substantial fees from us in return for their services, and these fees could influence the advice provided to us. Among other matters, the compensation arrangements could affect their judgment with respect to public offerings of equity by us, which allow the dealer manager to earn additional dealer manager fees and FSEP II Advisor to earn increased asset management fees. In addition, the decision to utilize leverage will increase our assets and, as a result, will increase the amount of base management fees payable to FSEP II Advisor.

We may be obligated to pay FSEP II Advisor incentive compensation even if we incur a net loss due to a decline in the value of our portfolio.

        Our investment advisory and administrative services agreement entitles FSEP II Advisor to receive incentive compensation on income regardless of any capital losses. In such case, we may be required to pay FSEP II Advisor incentive compensation for a fiscal quarter even if there is a decline in the value of our portfolio or if we incur a net loss for that quarter.

        Any incentive fee payable by us that relates to our net investment income may be computed and paid on income that may include interest that has been accrued but not yet received. If a portfolio company defaults on a loan that is structured to provide accrued interest, it is possible that accrued interest previously included in the calculation of the incentive fee will become uncollectible. FSEP II Advisor is not under any obligation to reimburse us for any part of the incentive fee it received that was based on accrued income that we never received as a result of a default by an entity on the obligation that resulted in the accrual of such income, and such circumstances would result in our paying an incentive fee on income we never received.

        For U.S. federal income tax purposes, we will be required to recognize taxable income (such as deferred interest that is accrued as original issue discount) in some circumstances in which we do not receive a corresponding payment in cash and to make distributions with respect to such income to maintain our status as a RIC. Under such circumstances, we may have difficulty meeting the Annual Distribution Requirement necessary to maintain RIC tax treatment under the Code. This difficulty in making the required distribution may be amplified to the extent that we are required to pay an incentive fee with respect to such accrued income. As a result, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital, or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

There may be conflicts of interest related to obligations FSEP II Advisor's and GSO's senior management and investment teams have to our affiliates and to other clients.

        The members of the senior management and investment teams of both FSEP II Advisor and GSO serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment funds managed by the same personnel. For example, the officers, managers and other personnel of FSEP II Advisor also serve in similar capacities to the investment advisers to Franklin Square Holdings' four other affiliated BDCs, FS Investment Corporation, FS Investment Corporation II, FS Investment Corporation III, and FS Energy and Power Fund, and Franklin Square Holdings' affiliated closed-end management investment company, FS Global Credit Opportunities Fund. In serving in these multiple and other capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in our best interests or in the best interest of our shareholders. Our investment objectives may overlap with the investment objectives of such investment funds, accounts or other investment vehicles. For example, we rely on FSEP II Advisor to manage our day-to-day activities and to implement our investment strategy. FSEP II Advisor and certain of its affiliates are presently, and plan in the future to continue to be, involved with activities which are unrelated to us. As a result of these activities, FSEP II Advisor, its employees and certain of its affiliates will have conflicts of interest in allocating their time between us and other activities in which they are or may become involved, including the management of other entities affiliated with Franklin Square Holdings. FSEP II Advisor and its employees will devote only as much of its or their time to our business as FSEP II Advisor and its employees, in their judgment, determine is reasonably required, which may be substantially less than their full time.

        Furthermore, GSO, on which FSEP II Advisor will rely to assist it in identifying investment opportunities and making investment recommendations, has similar conflicts of interest. GSO or its subsidiary, GDFM, serves as investment sub-adviser to Franklin Square Holdings' four other affiliated BDCs and Franklin Square Holdings' affiliated closed-end management investment company. GSO, its affiliates and their respective members, partners, officers and employees will devote as much of their time to our activities as they deem necessary and appropriate. GSO and its affiliates are not restricted from forming additional investment funds, from entering into other investment advisory relationships or from engaging in other business activities, even though such activities may be in competition with us and/or may involve substantial time and resources of GSO. Also, in connection with such business activities, GSO and its affiliates may have existing business relationships or access to material, non-public information that may prevent it from recommending investment opportunities that would otherwise fit within our investment objectives. All of these factors could be viewed as creating a conflict of interest in that the time, effort and ability of the members of GSO, its affiliates and their officers and employees will not be devoted exclusively to our business but will be allocated between us and the management of the monies of other advisees of GSO and its affiliates.

The time and resources that individuals employed by FSEP II Advisor and GSO devote to us may be diverted, and we may face additional competition due to the fact that individuals employed by FSEP II Advisor and GSO are not prohibited from raising money for or managing another entity that makes the same types of investments that we target.

        Neither FSEP II Advisor nor GSO, or individuals employed by FSEP II Advisor or GSO, are prohibited from raising money for and managing another investment entity that makes the same types of investments as those we target. As a result, the time and resources that these individuals may devote to us may be diverted. In addition, we may compete with any such investment entity for the same investors and investment opportunities. In an order dated June 4, 2013, the SEC granted exemptive relief permitting us, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with our co-investment affiliates. Because we do not have exemptive relief to engage in co-investment transactions with GSO and its affiliates, we will be permitted to co-invest with GSO and its affiliates only in accordance with existing regulatory guidance. Affiliates of GSO, whose primary businesses include the origination of investments, engage in investment advisory business with accounts that compete with us. Affiliates of GSO have no obligation to make their originated investment opportunities available to GSO or to us.

Our incentive fee may induce FSEP II Advisor to make, and GSO to recommend, speculative investments.

        The incentive fee payable by us to FSEP II Advisor may create an incentive for it to enter into investments on our behalf that are risky or more speculative than would be the case in the absence of such compensation arrangement. The way in which the incentive fee payable to FSEP II Advisor will be determined may encourage it to use leverage to increase the return on our investments. In addition, the fact that our base management fee will be payable based upon our average weekly gross assets, which would include any borrowings for investment purposes, may encourage FSEP II Advisor to use leverage to make additional investments. Under certain circumstances, the use of leverage may increase the likelihood of default, which would disfavor holders of our common shares. Such a practice could result in our investing in more speculative securities than would otherwise be in our best interests, which could result in higher investment losses, particularly during cyclical economic downturns. In addition, since GSO will receive a portion of the advisory fees paid to FSEP II Advisor, GSO may have an incentive to recommend investments that are riskier or more speculative.

Risks Related to Business Development Companies

The requirement that we invest a sufficient portion of our assets in qualifying assets could preclude us from investing in accordance with our current business strategy; conversely, the failure to invest a sufficient portion of our assets in qualifying assets could result in our failure to maintain our status as a BDC.

        As a BDC, we may not acquire any assets other than "qualifying assets" unless, at the time of such acquisition, at least 70% of our total assets are qualifying assets. Therefore, we may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets. Conversely, if we fail to invest a sufficient portion of our assets in qualifying assets, we could lose our status as a BDC, which would have a material adverse effect on our business, financial condition and results of operations. Similarly, these rules could prevent us from making additional investments in existing portfolio companies, which could result in the dilution of our position, or could require us to dispose of investments at an inopportune time to comply with the 1940 Act. If we were forced to sell non-qualifying investments in the portfolio for compliance purposes, the proceeds from such sale could be significantly less than the current value of such investments.

Failure to maintain our status as a BDC would reduce our operating flexibility.

        If we do not remain a BDC, we might be regulated as a closed-end investment company under the 1940 Act, which would subject us to substantially more regulatory restrictions under the 1940 Act and correspondingly decrease our operating flexibility.

Regulations governing our operation as a BDC and a RIC will affect our ability to raise, and the way in which we raise, additional capital or borrow for investment purposes, which may have a negative effect on our growth.

        As a result of the Annual Distribution Requirement to qualify as a RIC, we may need to periodically access the capital markets to raise cash to fund new investments. We may issue "senior securities," as defined in the 1940 Act, including borrowing money from banks or other financial institutions only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such incurrence or issuance. Our ability to issue different types of securities is also limited. Compliance with these requirements may unfavorably limit our investment opportunities and reduce our ability in comparison to other companies to profit from favorable spreads between the rates at which we can borrow and the rates at which we can lend. As a BDC, therefore, we intend to issue equity continuously at a rate more frequent than our privately-owned competitors, which may lead to greater shareholder dilution.

        We expect to borrow for investment purposes. If the value of our assets declines, we may be unable to satisfy the asset coverage test, which would prohibit us from paying distributions and could prevent us from qualifying as a RIC. If we cannot satisfy the asset coverage test, we may be required to sell a portion of our investments and, depending on the nature of our debt financing, repay a portion of our indebtedness at a time when such sales may be disadvantageous.

        Under the 1940 Act, we generally are prohibited from issuing or selling our common shares at a price per share, after deducting selling commissions and dealer manager fees, that is below our net asset value per share, which may be a disadvantage as compared with other public companies. We may, however, sell our common shares, or warrants, options or rights to acquire our common shares, at a price below the then-current net asset value of the common shares if our board of trustees and independent trustees determine that such sale is in our best interests and the best interests of our shareholders, and our shareholders as well as those shareholders that are not affiliated with us approve such sale.

Future legislation may allow us to incur additional leverage.

        As a BDC, we are generally not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). Legislation was previously introduced in the U.S. House of Representatives that proposed a modification to this section of the 1940 Act to permit an increase in the amount of debt that BDCs could incur by modifying the percentage from 200% to 150%. Similar legislation may be reintroduced and may pass that permits us to incur additional leverage under the 1940 Act. As a result, we may be able to incur additional indebtedness in the future, and, therefore, the risk of an investment in us may increase.

Our ability to enter into transactions with our affiliates will be restricted.

        We will be prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of a majority of the independent members of our board of trustees and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act and we will generally be prohibited from buying or selling any securities from or to such affiliate, absent the prior approval of our board of trustees. The 1940 Act also prohibits certain "joint" transactions with certain of our affiliates, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of our board of trustees and, in some cases, the SEC. In an order dated June 4, 2013, the SEC granted exemptive relief permitting us, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with our co-investment affiliates. If a person acquires more than 25% of our voting securities, we will be prohibited from buying or selling any security from or to such person or certain of that person's affiliates, or entering into prohibited joint transactions with such persons to the extent not covered by our exemptive relief, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers or trustees or their affiliates. As a result of these restrictions, we may be prohibited from buying or selling any security from or to any portfolio company of a private equity fund managed by FSEP II Advisor without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us.

We are uncertain of our sources for funding our future capital needs; if we cannot obtain debt or equity financing on acceptable terms, our ability to acquire investments and to expand our operations will be adversely affected.

        The net proceeds from the sale of common shares will be used for our investment opportunities, operating expenses and for payment of various fees and expenses such as base management fees, incentive fees and other fees. Any working capital reserves we maintain may not be sufficient for investment purposes, and we may require debt or equity financing to operate. Pursuant to tax rules that apply to us, we will be required to distribute dividends of an amount at least equal to 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our shareholders to maintain RIC status. Accordingly, in the event that we develop a need for additional capital in the future for investments or for any other reason, these sources of funding may not be available to us. Consequently, if we cannot obtain debt or equity financing on acceptable terms, our ability to acquire investments and to expand our operations will be adversely affected. As a result, we would be less able to allocate our portfolio among various issuers and sub-sectors and achieve our investment objectives, which may negatively impact our results of operations and reduce our ability to make distributions to our shareholders.

Energy Company Risks

        Our investment policy will be to invest, under normal circumstances, at least 80% of our total assets in securities of Energy companies. This investment policy may not be changed without at least 60 days' prior notice to holders of our common shares of any such change. The revenues, income (or losses) and valuations of Energy companies can fluctuate suddenly and dramatically due to a number of factors.

Because our investment policy will be to invest at least 80% of our total assets in securities of Energy companies, our portfolio will not be well allocated among various industries.

        As there can be a correlation in the valuation of the securities in our portfolio, a decline in value of the securities of one company may be accompanied by a decline in the valuations of the securities of other companies within the Energy industry that we may hold in our portfolio. A decline in value of the securities of such issuers or a downturn in the Energy sector might have a more severe impact on us than on an entity that is more broadly allocated among various industries.

An increase or decrease in commodity supply or demand may adversely affect our business.

        A decrease in the production of natural gas, natural gas liquids, crude oil, coal or other energy commodities, a decrease in the volume of such commodities available for transportation, mining, processing, storage or distribution, or a sustained decline in demand for such commodities may adversely impact the financial performance or prospects of Energy companies in which we may invest. Energy companies are subject to supply and demand fluctuations in the markets they serve which will be impacted by a wide range of factors, including fluctuating commodity prices, weather, increased conservation or use of alternative fuel sources, increased governmental or environmental regulation, depletion of natural gas, natural gas liquids, crude oil or coal production, rising interest rates, declines in domestic or foreign production of natural gas, natural gas liquids and crude oil, accidents or catastrophic events and economic conditions, among others.

An increase or decrease in commodity pricing may adversely affect our business.

        The return on our prospective investments in Energy companies will be dependent on the margins received by those companies for the exploration, development, production, gathering, transportation, processing, storing, refining, distribution, mining, generation or marketing of natural gas, natural gas liquids, crude oil, refined products, coal or power. These margins may fluctuate widely in response to a variety of factors including global and domestic economic conditions, weather conditions, natural disasters, the supply and price of imported energy commodities, the production and storage levels of energy commodities in certain regions or in the world, political instability, terrorist activities, transportation facilities, energy conservation, domestic and foreign governmental regulation and taxation and the availability of local, intrastate and interstate transportation systems. Volatility of commodity prices may also make it more difficult for Energy companies in which we may invest to raise capital to the extent the market perceives that their performance may be directly or indirectly tied to commodity prices.

A decline in oil and natural gas prices for a prolonged period of time could have a material adverse effect on us.

        A prolonged decline in oil and natural gas prices would adversely affect the credit quality and performance of certain of the debt and equity investments in Energy companies we may make. A decrease in credit quality and performance would, in turn, negatively affect the fair value of these investments, which would consequently negatively affect our net asset value. Should a prolonged decline in oil and natural gas prices occur, it is likely that our future portfolio companies' abilities to satisfy financial or operating covenants that may be imposed by us or other lenders will be adversely affected, thereby negatively impacting their financial condition and their ability to satisfy their debt service and other obligations to us. Likewise, should a prolonged decline in oil and natural gas prices occur, it is likely that our portfolio companies' cash flow and profit generating capacities would also be adversely affected thereby negatively impacting their ability to pay us dividends or distributions on certain of the investments we may make.

Cyclicality within the Energy sector may adversely affect our business.

        Industries within the Energy sector are cyclical with fluctuations in commodity prices and demand for commodities driven by a variety of factors. The highly cyclical nature of the industries within the Energy sector may lead to volatile changes in commodity prices, which may adversely affect the earnings of Energy companies in which we may invest.

Changes in international, foreign, federal, state or local government regulation may adversely affect our business.

        Energy companies are subject to significant international, foreign, federal, state and local government regulation, including how facilities are constructed, maintained and operated, environmental and safety controls, and the prices they may charge for the products and services they provide. Various governmental authorities have the power to enforce compliance with these regulations and the permits issued under them, and violators are subject to administrative, civil and criminal penalties, including civil fines, injunctions or both. For example, many state and federal environmental laws provide for civil penalties as well as regulatory remediation, thus adding to the potential liability an Energy company may face. More extensive laws, regulations or enforcement policies could be enacted in the future which would likely increase compliance costs and may adversely affect the financial performance of Energy companies in which we may invest.

        In particular, changes to laws and increased regulations or enforcement policies as a result of oil spills may adversely affect the financial performance of Energy companies. Additionally, changes to laws and increased regulation or restrictions on the use of hydraulic fracturing may adversely impact the ability of Energy companies to economically develop oil and natural gas resources and, in turn, reduce production for such commodities. Any such changes or increased regulations or policies may adversely affect the performance of Energy companies in which we may invest.

Energy companies are subject to various operational risks.

        Energy companies are subject to various operational risks, such as disruption of operations, mining, drilling or installation accidents, inability to timely and effectively integrate newly acquired assets, unanticipated operation and maintenance expenses, lack of proper asset integrity, underestimated cost projections, inability to renew or increased costs of rights of way, failure to obtain the necessary permits to operate and failure of third-party contractors to perform their contractual obligations. Thus, some Energy companies may be subject to construction risk, acquisition risk or other risks arising from their specific business strategies.

Energy companies that focus on exploration and production are subject to numerous reserve and production related risks.

        Exploration and production businesses are subject to overstatement of the quantities of their reserves based upon any reserve estimates that prove to be inaccurate, the possibility that no commercially productive oil, natural gas or other energy reservoirs will be discovered as a result of drilling or other exploration activities, the curtailment, delay or cancellation of exploration activities as a result of unexpected conditions or miscalculations, title problems, pressure or irregularities in formations, equipment failures or accidents, adverse weather conditions, compliance with environmental and other governmental requirements and cost of, or shortages or delays in the availability of, drilling rigs and other exploration equipment, and operational risks and hazards associated with the development of the underlying properties, including natural disasters, blowouts, explosions, fires, leakage of crude oil, natural gas or other resources, mechanical failures, cratering and pollution.

Competition between Energy companies may adversely affect our business.

        The Energy companies in which we may invest face substantial competition in acquiring assets, expanding or constructing assets and facilities, obtaining and retaining customers and contracts, securing trained personnel and operating their assets. Many of their competitors may have superior financial and other resources.

Inability by companies in which we may invest to make accretive acquisitions may adversely affect our business.

        The ability of Energy companies in which we may invest to grow and, where applicable, to increase dividends or distributions to their equity holders can be highly dependent on their ability to make acquisitions of infrastructure assets that result in an increase in free cash flow. In the event that such companies are unable to make such accretive acquisitions because they are unable to identify attractive acquisition candidates or negotiate acceptable purchase contracts, because they are unable to raise financing for such acquisitions on economically acceptable terms, or because they are outbid by competitors, their future growth and ability to make or raise dividends or distributions will be limited and their ability to repay their debt and make payments to preferred equity holders may be weakened. Furthermore, even if these companies do consummate acquisitions that they believe will be accretive, the acquisitions may instead result in a decrease in free cash flow.

A significant accident or event that is not fully insured could adversely affect the operations and financial condition of Energy companies in which we may invest.

        The operations of Energy companies in which we may invest are subject to many hazards inherent in the transporting, processing, storing, distributing, mining, generating or marketing of natural gas, natural gas liquids, crude oil, coal, refined products, power or other commodities, or in the exploring, managing or producing of such commodities, including: damage to pipelines, storage tanks, vessels or related equipment and surrounding properties caused by hurricanes, tornadoes, floods, fires and other natural disasters or by acts of terrorism; inadvertent damage from construction or other equipment; leaks of natural gas, natural gas liquids, crude oil, refined products or other commodities; and fires and explosions. Further, since the September 11th terrorist attacks, the U.S. government has issued warnings that energy assets and facilities, specifically U.S. pipeline infrastructure, may be targeted in future terrorist attacks. These risks could result in substantial losses due to personal injury or loss of life, severe damage to and destruction of property and equipment and pollution or other environmental damage and may result in the curtailment or suspension of their related operations. Not all Energy companies are fully insured against all risks inherent to their businesses. If a significant accident or event occurs that is not fully insured, it could adversely affect the Energy company's operations and financial condition. In addition, any increased governmental regulation to mitigate such risks (including regulations related to recent oil spills or hydraulic fracturing), could increase insurance premiums and other operating costs for Energy companies in which we may invest.

Energy reserves naturally deplete as they are produced over time and this may adversely affect our business.

        Energy reserves naturally deplete as they are produced over time. Many Energy companies are either engaged in the production of natural gas, natural gas liquids, crude oil or coal, or are engaged in transporting, storing, distributing and processing these items or their derivatives on behalf of shippers. To maintain or grow their revenues, these companies or their customers need to maintain or expand their reserves through exploration of new sources of supply, through the development of existing sources or through acquisitions. The financial performance of Energy companies in which we may invest may be adversely affected if they, or the companies to whom they provide services, are unable to cost-effectively acquire additional reserves sufficient to replace the depleted reserves. If an Energy company fails to add reserves by acquiring or developing them, its reserves and production will decline over time as the reserves are produced. If an Energy company is not able to raise capital on favorable terms, it may not be able to add to or maintain its reserves.

Infrastructure assets may be the future target of terrorist organizations.

        The terrorist attacks in the United States on September 11, 2001, had a disruptive effect on the economy and the securities markets. United States military and related action in the Middle East and elsewhere could have significant adverse effects on the U.S. economy and the stock market. Uncertainty surrounding military strikes or actions or a sustained military campaign may affect an Energy company's operations in unpredictable ways, including disruptions of fuel supplies and markets, and infrastructure assets could be direct targets, or indirect casualties, of an act of terror. The U.S. government has issued warnings that infrastructure assets, specifically the United States' pipeline infrastructure, may be the future target of terrorist organizations. In addition, changes in the insurance markets have made certain types of insurance more difficult, if not impossible, to obtain and have generally resulted in increased premium costs.

Certain Energy companies are dependent on their parents or sponsors for a majority of their revenues and may be subject to affiliate party risk.

        Certain Energy companies in which we may invest are dependent on their parents or sponsors for a majority of their revenues. Any failure by an Energy company's parent or sponsor to satisfy its payments or obligations would impact the Energy company's revenues and cash flows and ability to make distributions.

Changing economic, regulatory and political conditions in some countries, including political and military conflicts, may adversely affect the businesses in which we invest.

        Changing economic, regulatory and political conditions in some countries, including political and military conflicts, have from time to time resulted in attacks on vessels, mining of waterways, piracy, terrorism, labor strikes, boycotts and government inspections or requisitioning of vessels. These types of events could impact the delivery of commodities or impact pricing of commodities.

Risks Related to Our Investments in MLPs

        An investment in MLP units involves certain risks which differ from an investment in the common stock of a corporation. Holders of MLP units have limited control and voting rights on matters affecting the partnership. In addition, there are certain tax risks associated with an investment in MLP units. See "—Risks Related to U.S. Federal Income Tax."

An MLP's cash flow, and consequently its distributions, are subject to operational and general energy industry risks, which may result in disparate quarterly distributions.

        A portion of the cash flow received by us may be derived from investments in the equity securities of MLPs. The amount of cash that an MLP has available for distributions and the tax character of such distributions depend upon the amount of cash generated by the MLP's operations. Cash available for distribution will vary from quarter to quarter and is largely dependent on factors affecting the MLP's operations and factors affecting the Energy industry in general. In addition to the risk factors described above, other factors which may reduce the amount of cash an MLP has available for distribution in a given quarter include increased operating costs, maintenance capital expenditures, acquisition costs, expansion, construction or exploration costs and borrowing costs.

Investments in MLPs may have limited liquidity.

        Although common units of some MLPs may trade on public exchanges, certain of these securities may trade less frequently, particularly those with smaller capitalizations. Securities with limited trading volumes may display volatile or erratic price movements. As a result, these securities may be difficult to dispose of at a fair price at the times when we believe it is desirable to do so. These securities are also more difficult to value, and our judgment as to value will often be given greater weight than market quotations, if any exist. Investment of our capital in securities that are less actively traded, or over time experience decreased trading volume, may restrict our ability to take advantage of other market opportunities. In addition, many MLP units are privately held.

Investments in MLPs are susceptible to interest rate fluctuation risks.

        Interest rate risk is the risk that securities will decline in value because of changes in market interest rates. The yields of equity and debt securities of MLPs are susceptible in the short-term to fluctuations in interest rates and, like treasury bonds, the prices of these securities typically decline when interest rates rise. Accordingly, our net asset value may be impacted by an increase in interest rates. Further, rising interest rates could adversely impact the financial performance of MLPs in which we invest by increasing their costs of capital. This may reduce their ability to execute acquisitions or expansion projects in a cost-effective manner.

Our investments in MLPs may be subject to additional fees and expenses, including management and incentive fees, and, as a result, our investments in MLPs may achieve a lower rate of return than our other investments.

        MLPs are subject to additional fees, some of which are paid regardless of the performance of its assets. We will pay certain management fees to the adviser entity of any MLP in which we invest. FSEP II Advisor will also earn its base management fee from us based on our gross assets, including our investment in any such MLP; therefore, we will be paying both FSEP II Advisor's base management fee and any management fees charged by an MLP. As a result, our investment returns attributable to MLPs in which we invest may be lower than other investments we select. In addition, because the fees received by an MLP adviser are typically based on the managed assets of the MLP, including the proceeds of any leverage it may incur, the MLP adviser has a financial incentive to utilize leverage, which may create a conflict of interest between the MLP adviser and us as a shareholder in the MLP.

Risks Related to Debt Financing

If we borrow money, which we currently intend to do, the potential for gain or loss on amounts invested in us will be magnified and may increase the risk of investing in us.

        The use of borrowings and other types of financing, also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in our common shares. If we use leverage to partially finance our investments, through borrowing from banks and other lenders, shareholders will experience increased risks of investing in our common shares. Any lenders and debt holders would have fixed dollar claims on our assets that are superior to the claims of our shareholders. If the value of our assets increases, then leverage would cause the net asset value to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leverage would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net investment income to increase more than it would without the leverage, while any decrease in our income would cause net investment income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make distributions to shareholders. Leverage is generally considered a speculative investment technique. In addition, the decision to utilize leverage will increase our assets and, as a result, will increase the amount of base management fees payable to FSEP II Advisor.

Changes in interest rates may affect our cost of capital and net investment income.

        Because we intend to use debt to finance investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of rising interest rates when we have debt outstanding, our cost of funds will increase, which could reduce our net investment income. We expect that our long-term fixed-rate investments will be financed primarily with equity and long-term debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. Also, we have limited experience in entering into hedging transactions, and we will initially have to develop such expertise or arrange for such expertise to be provided.

        A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments. Accordingly, an increase in interest rates would make it easier for us to meet or exceed the incentive fee hurdle rate and may result in a substantial increase of the amount of incentive fees payable to FSEP II Advisor with respect to pre-incentive fee net investment income.

Risks Related to U.S. Federal Income Tax

We will be subject to corporate-level income tax if we are unable to qualify as a RIC under Subchapter M of the Code or to satisfy RIC distribution requirements.

        To qualify for and maintain RIC tax treatment under Subchapter M of the Code, we must meet the following annual distribution, income source and asset diversification requirements. See "Item 1. Business—Taxation as a RIC."

  •
  The Annual Distribution Requirement for a RIC will be satisfied if we distribute to our shareholders each tax year, dividends of an amount at least equal to 90% of our "investment company taxable income," which is generally the sum of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, without regard to any deduction for dividends paid. Because we may use debt financing, we are subject to an asset coverage ratio requirement under the 1940 Act and may in the future become subject to certain financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the Annual Distribution Requirement. If we are unable to obtain cash from other sources, we could fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

  •
  The income source requirement will be satisfied if we obtain at least 90% of our gross income for each tax year from dividends, interest, gains from the sale of securities or similar sources.

  •
  The asset diversification requirement will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our tax year. To satisfy this requirement, at least 50% of the value of our assets must consist of cash, cash equivalents, U.S. government securities, securities of other RICs and other securities if such securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of such issuer; and no more than 25% of the value of our assets can be invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain "qualified publicly traded partnerships." Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.

        If we fail to qualify for or maintain RIC tax treatment for any reason and are subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions.

We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.

        For U.S. federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK interest or, in certain cases, increasing interest rates or debt obligations that were issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same tax year. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. We anticipate that a portion of our income may constitute original issue discount or other income required to be included in taxable income prior to receipt of cash. Further, we may elect to amortize market discounts and include such amounts in our taxable income in the current year, instead of upon disposition, as an election not to do so would limit our ability to deduct interest expenses for tax purposes.

        Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the year of the accrual, we may be required to make a distribution to our shareholders in order to satisfy the Annual Distribution Requirement, even though we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the Annual Distribution Requirement necessary to qualify for and maintain RIC tax treatment under Subchapter M of the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for or maintain RIC tax treatment and thus become subject to corporate-level U.S. federal income tax.

We may be adversely affected if an MLP or other non-corporate business structure in which we invest is treated as a corporation, rather than a partnership, for U.S. federal income tax purposes.

        Our ability to meet our investment objectives will depend on the level of taxable income and distributions and dividends we receive from the MLPs and other Energy company securities in which we may invest, a factor over which we have no control. The benefit we derive from an investment in MLPs will be largely dependent on the MLPs being treated as partnerships for U.S. federal income tax purposes. As a partnership, an MLP has no tax liability at the entity level. If, as a result of a change in current law or a change in an MLP's business, an MLP is treated as a corporation for U.S. federal income tax purposes, such MLP would be obligated to pay U.S. federal income tax on its income at the corporate tax rate. If an MLP were classified as a corporation for U.S. federal income tax purposes, the amount of cash available for distribution would be reduced and distributions received by us would be taxed under U.S. federal income tax laws applicable to corporate distributions (as dividend income, return of capital or capital gain). Therefore, treatment of an MLP as a corporation for U.S. federal income tax purposes would result in a reduction in the after-tax return to us, likely causing a reduction in the value of our common shares.

We may be adversely affected if an MLP or other non-corporate business structure in which we invest is unable to take advantage of certain tax deductions for U.S. federal income tax purposes and our income from investments in MLPs may exceed the cash received from such investments.

        As a limited partner in the MLPs in which we will seek to invest, we will receive our share of income, gains, losses, deductions and credits from those MLPs. Historically, a significant portion of income from MLPs has been offset by tax deductions. As a result, this income has been significantly lower than cash distributions paid by MLPs. We will incur a current tax liability on our share of an MLP's income and gains that is not offset by tax deductions, losses, and credits, or our net operating loss carryforwards, if any. The percentage of an MLP's income and gains which is offset by tax deductions, losses, and credits will fluctuate over time for various reasons. A significant slowdown in acquisition activity or capital spending by MLPs held in our portfolio could result in a reduction of accelerated depreciation generated by new acquisitions, which may result in an increase in our net ordinary income that we are required to distribute to shareholders to maintain our status as a RIC and to eliminate our liability for U.S. federal income tax. If our income from our investments in MLPs exceeds the cash distributions received from such investments, we may need to obtain cash from other sources in order to satisfy the Annual Distribution Requirement. If we are unable to obtain cash from other sources, we may fail to qualify for or maintain RIC tax treatment and become subject to corporate-level U.S. federal income tax. We may also recognize gain in excess of cash proceeds upon the sale of an interest in an MLP. Any such U.S. gain may need to be distributed or deemed distributed in order to avoid liability for corporate-level federal income taxes on such gain.

Item 1B.    Unresolved Staff Comments.

        Not applicable.

Item 2.    Properties.

        We do not own any real estate or other physical properties materially important to our operation. Our headquarters are located at 201 Rouse Boulevard, Philadelphia, Pennsylvania, 19112. We believe that our office facilities are suitable and adequate for our business as it is presently conducted.

Item 3.    Legal Proceedings.

        Neither we nor FSEP II Advisor is currently subject to any material legal proceedings, and, to our knowledge, no material legal proceedings are threatened against us. From time to time, we may be party to certain legal proceedings in the ordinary course of business. While the outcome of any legal proceedings cannot be predicted with certainty, we do not expect that any such proceedings will have a material adverse effect upon our financial condition or results of operations.

Item 4.    Mine Safety Disclosures.

        Not applicable.

PART II

        Many of the amounts and percentages presented in Part II have been rounded for convenience of presentation and all dollar amounts, excluding per share amounts, are presented in thousands unless otherwise noted.

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

        There is currently no market for our common shares, and we do not expect that a market for our common shares will develop in the foreseeable future. None of our common shares have been authorized for issuance under any equity compensation plans. Under Delaware law, our shareholders generally will not be personally liable for our debts or obligations.

        Set forth below is a chart describing the classes of our securities outstanding as of March 30, 2015:

(1)	(2)	(3)	(4)
Title of Class	Amount Authorized	Amount Held by Us or for Our Account	Amount Outstanding Exclusive of Amount Under Column (3)
Common Shares	750,000,000	—	22,222

        As of March 30, 2015, we had two record holders of our common shares.

Recent Sales of Unregistered Securities

        In April 2014, pursuant to a private placement, Michael C. Forman and David J. Adelman, the co-founders of Franklin Square Holdings, contributed an aggregate of $200 to purchase approximately 22,222 of our common shares at $9.00 per share, which represents the initial public offering price of $10.00 per share, net of selling commissions and dealer manager fees.

        These issuances of our common shares were exempt from registration under the Securities Act of 1933, as amended, or the Securities Act, in reliance upon Section 4(a)(2) or Regulation D of the Securities Act as transactions by an issuer not involving any public offering. Messrs. Forman and Adelman made representations to us as to their accredited investor status and as to their investment intent and financial sophistication.

Share Repurchase Program

        To provide our shareholders with limited liquidity, we intend to conduct quarterly tender offers pursuant to our share repurchase program.

        Beginning with the first full calendar quarter following the satisfaction of the minimum offering requirement, and on a quarterly basis thereafter, we intend to offer to repurchase common shares on such terms as may be determined by our board of trustees in our complete and absolute discretion unless, in the judgment of the independent trustees of our board of trustees, such repurchases would not be in the best interests of our shareholders or would violate applicable law. We intend to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the the Exchange Act and the 1940 Act. In months in which we repurchase common shares pursuant to our share repurchase program, we expect to conduct repurchases on the same date that we hold our first weekly closing in such month for the sale of common shares in our continuous public offering. Any offer to repurchase common shares will be conducted solely through tender offer materials mailed to each shareholder.

        Our board of trustees will also consider the following factors, among others, in making its determination regarding whether to cause us to offer to repurchase common shares and under what terms:

  •
  the effect of such repurchases on our qualification as a RIC (including the consequences of any necessary asset sales);

  •
  the liquidity of our assets (including fees and costs associated with disposing of assets);

  •
  our investment plans and working capital requirements;

  •
  the relative economies of scale with respect to our size;

  •
  our history in repurchasing common shares or portions thereof; and

  •
  the condition of the securities markets.

        We currently intend to limit the number of common shares to be repurchased during any calendar year to the number of common shares we can repurchase with the proceeds we receive from the issuance of common shares under our distribution reinvestment plan. Because our distribution reinvestment plan is structured as an "opt in" program that requires shareholders to affirmatively elect to have their cash distributions reinvested in additional common shares, such requirement may contribute to the illiquidity of our common shares. At the discretion of our board of trustees, we may also use cash on hand, cash available from borrowings and cash from the liquidation of securities investments as of the end of the applicable period to repurchase common shares. In addition, beginning with the first full calendar quarter in the year following the date that we satisfy the minimum offering requirement, we will limit the number of common shares to be repurchased in any calendar year to 10% of the weighted average number of common shares outstanding in the prior calendar year, or 2.5% in each quarter, though the actual number of common shares that we offer to repurchase may be less in light of the limitations noted above. We intend to offer to repurchase such common shares on each date of repurchase at a price equal to 90% of the offering price in effect on the date of repurchase. In months in which we repurchase common shares pursuant to our share repurchase program, we expect to conduct repurchases on the same date that we hold our first weekly closing in such month for the sale of common shares in our public offering. Our board of trustees may amend, suspend or terminate the share repurchase program at any time.

RIC Status and Distributions

        We intend to elect to be treated for U.S. federal income tax purposes, and intend to qualify annually thereafter, as a RIC under Subchapter M of the Code. In order to qualify for and maintain RIC tax treatment, we must, among other things, distribute dividends of an amount at least equal to 90% of our "investment company taxable income," which is generally the sum of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, without regard to any deduction for dividends paid. As long as the distributions are declared by the later of the fifteenth day of the ninth month following the close of the tax year or the due date of the tax return, including extensions, distributions paid up to one year after the current tax year can be carried back to the prior tax year for determining the distributions paid in such tax year. We intend to make sufficient distributions to our shareholders to qualify for and maintain our RIC status each year. We will also generally be subject to nondeductible U.S. federal excise taxes on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of our capital gain net income, which is the excess of capital gains over capital losses for the one-year period ending on October 31 of the calendar year (adjusted for certain ordinary losses) and (3) any net ordinary income and capital gain net income for the preceding years that were not distributed during such years and on which we paid no U.S. federal income tax. Any distribution declared by us during October, November or December of any calendar year, payable to shareholders of record on a specified date in such a month and actually paid during January of the following calendar year, will be treated as if it had been paid by us, as well as received by our U.S. shareholders on December 31 of the calendar year in which the distribution was declared.

        Subject to our board of trustees' discretion and applicable legal restrictions, we intend to authorize and declare ordinary cash distributions on either a weekly, semi-monthly or monthly basis and pay such distributions on either a monthly or quarterly basis beginning no later than the first calendar quarter after the month in which the minimum offering requirement is met. We will calculate each shareholder's specific distribution amount for the period using record and declaration dates, and each shareholder's distributions will begin to accrue on the date we accept such shareholder's subscription for our common shares. From time to time, we may also pay special interim distributions in the form of cash or common shares at the discretion of our board of trustees. The timing and amount of any future distributions to shareholders are subject to applicable legal restrictions and the sole discretion of our board of trustees. We have not established limits on the amount of funds we may use from available sources to make distributions. For additional information regarding our distributions, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—RIC Status and Distributions."

Item 6.    Selected Financial Data

        The following selected financial data for the period from February 6, 2014 (Inception) to December 31, 2014 is derived from our financial statements which have been audited by McGladrey LLP, our independent registered public accounting firm. The data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements and notes thereto included elsewhere in this annual report on Form 10-K.

Period from February 6, 2014 (Inception) to December 31, 2014
Balance sheet data:
Total assets	$200

Total net assets	$200

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
                              (in thousands, except share and per share amounts)

        The following discussion should be read in conjunction with our financial statements and the related notes thereto included elsewhere in this annual report on Form 10-K.

Forward-Looking Statements

        Some of the statements in this annual report on Form 10-K constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this annual report on Form 10-K may include statements as to:

  •
  our future operating results;

  •
  our business prospects and the prospects of the companies in which we may invest;

  •
  the impact of the investments that we expect to make;

  •
  the ability of our portfolio companies to achieve their objectives;

  •
  our expected financing arrangements and investments;

  •
  the adequacy of our cash resources, financing sources and working capital;

  •
  the timing and amount of cash flows, distributions and dividends, if any, from our portfolio companies;

  •
  our contractual arrangements and relationships with third parties;

  •
  actual and potential conflicts of interest with FSEP II Advisor, FB Income Advisor, LLC, FSIC II Advisor, LLC, FSIC III Advisor, LLC, FS Investment Advisor, LLC, FS Global Advisor, LLC, FS Investment Corporation, FS Investment Corporation II, FS Investment Corporation III, FS Energy and Power Fund, FS Global Credit Opportunities Fund, GSO or any of their affiliates;

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

  •
  the impact on our business of the Dodd-Frank Act and the rules and regulations issued thereunder;

  •
  the effect of changes to tax legislation and our tax position; and

  •
  the tax status of the enterprises in which we may invest.

        In addition, words such as "anticipate," "believe," "expect" and "intend" indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this annual report on Form 10-K involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including those factors set forth in "Item 1A. Risk Factors." Other factors that could cause actual results to differ materially include:

  •
  changes in the economy;

  •
  risks associated with possible disruption in our operations or the economy generally due to terrorism or natural disasters; and

  •
  future changes in laws or regulations and conditions in our operating areas.

        We have based the forward-looking statements included in this annual report on Form 10-K on information available to us on the date of this annual report on Form 10-K. Except as required by the federal securities laws, we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise. Shareholders are advised to consult any additional disclosures that we may make directly to shareholders or through reports that we may file in the future with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. The forward-looking statements and projections contained in this annual report on Form 10-K are excluded from the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act.

Overview

        We were formed as a Delaware statutory trust under the Delaware Statutory Trust Act on February 6, 2014 and will not formally commence investment operations until we receive gross proceeds in excess of $2,500 from sales of our common shares in our continuous public offering, all of which must be from persons who are not affiliated with us or FSEP II Advisor. We are a newly-organized, externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act and intends to elect to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a RIC under Subchapter M of the Code.

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

        Our investment objectives are to generate current income and long-term capital appreciation. We have identified and intend to focus on the following investment categories, which we believe will allow us to generate an attractive total return with an acceptable level of risk.

        Direct Originations:    We intend to leverage our relationship with GSO and its global sourcing and origination platform to directly source investment opportunities. Such investments will be originated or structured for us or made by us and will be not generally available to the broader market. These investments may include both debt and equity components, although we do not expect to make equity investments (other than income-oriented equity investments) independent of having an existing credit relationship. We believe directly originated investments may offer higher returns and more favorable protections than broadly syndicated transactions.

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

        We may also invest in certain opportunities that are originated and then syndicated by a commercial or investment bank but where we provide a capital commitment significantly above the average syndicate participant, i.e., an anchor order. In these types of investments, we may receive fees, preferential pricing or other benefits not available to other lenders in return for our significant capital commitment. Our decision to provide an anchor order to a syndicated transaction will be predicated on a rigorous credit analysis, our familiarity with a particular company, Energy industry sub-sector or financial sponsor, and the broader investment experiences of FSEP II Advisor and GSO.

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

        We anticipate that our portfolio will be comprised primarily of income-oriented securities, which refers to debt securities and income-oriented preferred and common equity interests, of privately-held Energy companies within the United States. We intend to weight our portfolio towards senior and subordinated debt. In addition to investments purchased from dealers or other investors in the secondary market, we expect to invest in primary market transactions and directly originated investments as this will provide us with the ability to tailor investments to best match a project's or company's needs with our investment objectives. Our portfolio may also be comprised of select income-oriented preferred or common equity interests, which refers to equity interests that pay consistent, high-yielding dividends, that we believe will produce both current income and long-term capital appreciation. These income-oriented preferred or common equity interests may include interests in MLPs. In connection with certain of our debt investments, we may on occasion receive equity interests such as warrants or options as additional consideration. We expect that the size of our individual investments will generally range between $5,000 and $75,000 each, although investments may vary proportionally as the size of our capital base changes and will ultimately be made at the discretion of FSEP II Advisor, subject to oversight by our board of trustees. Prior to raising sufficient capital, we may make smaller investments due to liquidity constraints.

Revenues

        We plan to generate revenues in the form of interest income on the debt investments we hold. We may also generate revenues in the form of dividends and other distributions on the equity or other securities we may hold. In addition, we may generate revenues in the form of commitment, closing, origination, structuring or diligence fees, fees for providing managerial assistance, consulting fees, prepayment fees and performance-based fees. Any such fees generated in connection with our investments will be recognized as earned.

Expenses

        Our primary operating expenses will be the payment of advisory fees and other expenses under the investment advisory and administrative services agreement, interest expense from financing arrangements and other expenses necessary for our operations. Our investment advisory fee will compensate FSEP II Advisor for its work in identifying, evaluating, negotiating, executing, monitoring and servicing our investments. FSEP II Advisor will be responsible for compensating our investment sub-adviser.

        We will reimburse FSEP II Advisor for expenses necessary to perform services related to our administration and operations, including FSEP II Advisor's allocable portion of the compensation and related expenses of certain personnel of Franklin Square Holdings providing administrative services to us on behalf of FSEP II Advisor. Such services will include the provision of general ledger accounting, fund accounting, legal services, investor relations and other administrative services. FSEP II Advisor also will perform, or oversee the performance of, our corporate operations and required administrative services, which includes being responsible for the financial records that we are required to maintain and preparing reports for our shareholders and reports filed with the SEC. In addition, FSEP II Advisor will assist us in calculating our net asset value, overseeing the preparation and filing of tax returns and the printing and dissemination of reports to our shareholders, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others.

        The amount of the reimbursement payable to FSEP II Advisor will be the lesser of (1) FSEP II Advisor's actual costs incurred in providing such services and (2) the amount that we estimate we would be required to pay alternative service providers for comparable services in the same geographic location. FSEP II Advisor will be required to allocate the cost of such services to us based on factors such as assets, revenues, time allocations and/or other reasonable metrics. Our board of trustees will review the methodology employed in determining how the expenses are allocated to us and the proposed allocation of the administrative expenses among us and certain affiliates of FSEP II Advisor. Our board of trustees will then assess the reasonableness of such reimbursements for expenses allocated to us based on the breadth, depth and quality of such services as compared to the estimated cost to us of obtaining similar services from third-party service providers known to be available. In addition, our board of trustees will consider whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, our board of trustees, among other things, will compare the total amount paid to FSEP II Advisor for such services as a percentage of our net assets to the same ratio as reported by other comparable BDCs. We will not reimburse FSEP II Advisor for any services for which it receives a separate fee, or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of FSEP II Advisor.

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

  •
  costs associated with our reporting and compliance obligations under the 1940 Act and applicable federal and state securities laws, including compliance with the Sarbanes-Oxley Act;

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

        In addition, we have contracted with State Street to provide various accounting and administrative services, including, but not limited to, preparing preliminary financial information for review by FSEP II Advisor, preparing and monitoring expense budgets, maintaining accounting and corporate books and records, processing trade information provided by us and performing testing with respect to RIC compliance.

Expense Reimbursement

        Pursuant to an expense support and conditional reimbursement agreement, dated as of July 31, 2014, or the expense reimbursement agreement, Franklin Square Holdings has agreed to reimburse us for expenses in an amount that is sufficient to ensure that no portion of our distributions to shareholders will be paid from our offering proceeds or borrowings. However, because certain investments we may make, including preferred and common equity investments, may generate dividends and other distributions to us that are treated for tax purposes as a return of capital, a portion of our distributions to shareholders may also be deemed to constitute a return of capital for tax purposes to the extent that we may use such dividends or other distribution proceeds to fund our distributions to shareholders. Under those circumstances, Franklin Square Holdings will not reimburse us for the portion of such distributions to shareholders that represent a return of capital for tax purposes, as the purpose of the expense reimbursement arrangement is not to prevent tax-advantaged distributions to shareholders.

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

        Pursuant to the expense reimbursement agreement, we have a conditional obligation to reimburse Franklin Square Holdings for any amounts funded by Franklin Square Holdings under such agreement if (and only to the extent that), during any fiscal quarter occurring within three years of the date on which Franklin Square Holdings funded such amount, the sum of our net investment company taxable income, net capital gains and the amount of any dividends and other distributions paid to us on account of preferred and common equity investments in portfolio companies (to the extent not included in net investment company taxable income or net capital gains) exceeds the cumulative ordinary cash distributions paid by us to our shareholders during such quarter; provided, however, that (i) we will only reimburse Franklin Square Holdings for expense support payments made by Franklin Square Holdings to the extent that the payment of such reimbursement (together with any other reimbursement paid during such fiscal year) does not cause "other operating expenses" (as defined below) (on an annualized basis and net of any expense support payments received by us during such fiscal year) to exceed the lesser of (A) 1.75% of our average net assets attributable to our common shares for the fiscal year-to-date period after taking such payments into account and (B) the percentage of our average net assets attributable to our common shares represented by "other operating expenses" during the fiscal year in which such expense support payment from Franklin Square Holdings was made (provided, however, that this clause (B) shall not apply to any reimbursement payment which relates to an expense support payment from Franklin Square Holdings made during the same fiscal year); and (ii) we will not reimburse Franklin Square Holdings for expense support payments made by Franklin Square Holdings if the annualized rate of regular cash distributions declared by us at the time of such reimbursement payment is less than the annualized rate of regular cash distributions declared by us at the time Franklin Square Holdings made the expense support payment to which such reimbursement payment relates. "Other operating expenses" means our total "operating expenses" (as defined below), excluding base management fees, incentive fees, organization and offering expenses, financing fees and costs, interest expense, brokerage commissions and extraordinary expenses. "Operating expenses" means all operating costs and expenses incurred, as determined in accordance with GAAP for investment companies.

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

Portfolio Investment Activity for the Period from February 6, 2014 (Inception) to December 31, 2014

        For the period from February 6, 2014 (Inception) to December 31, 2014, we did not make or sell any investments.

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

Capital Contributions by FSEP II Advisor and GSO

        In April 2014, pursuant to a private placement, Michael C. Forman and David J. Adelman, the co-founders of Franklin Square Holdings, contributed an aggregate of $200 to purchase approximately 22,222 common shares at $9.00 per share, which represents the initial public offering price of $10.00 per share, net of selling commissions and dealer manager fees. Messrs. Forman and Adelman have agreed not to tender these common shares for repurchase as long as FSEP II Advisor remains our investment adviser.

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

RIC Status and Distributions

        We intend to elect to be treated for U.S. federal income tax purposes, and intend to qualify annually thereafter, as a RIC under Subchapter M of the Code. In order to qualify for and maintain RIC tax treatment, we must, among other things, distribute to our shareholders each tax year dividends of an amount at least equal to 90% of our "investment company taxable income," determined without regard to any deduction for dividends paid, each tax year. As long as the distributions are declared by the later of the fifteenth day of the ninth month following the close of the tax year or the due date of the tax return, including extensions, distributions paid up to one year after the current tax year can be carried back to the prior tax year for determining the distributions paid in such tax year. We intend to make sufficient distributions to our shareholders to qualify for and maintain our RIC status each tax year. We will also generally be subject to nondeductible U.S. federal excise taxes on certain undistributed income unless we distribute in a timely manner at least equal to the sum of (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of our capital gain net income, which is the excess of capital gains over capital losses for the one-year period ending on October 31 of the calendar year (adjusted for certain ordinary losses) and (3) any net ordinary income and capital gain net income for the preceding years that were not distributed during such years and on which we paid no U.S. federal income tax. Any distribution declared by us during October, November or December of any calendar year, payable to shareholders of record on a specified date in such a month and actually paid during January of the following calendar year, will be treated as if it had been paid by us, as well as, received by our U.S. shareholders on December 31 of the calendar year in which the distribution was declared.

        Subject to our board of trustees' discretion and applicable legal restrictions, we intend to authorize and declare ordinary cash distributions on either a weekly, semi-monthly or monthly basis and pay such distributions on either a monthly or quarterly basis beginning no later than the first calendar quarter after the month in which the minimum offering requirement is met. We will calculate each shareholder's specific distribution amount for the period using record and declaration dates, and each shareholder's distributions will begin to accrue on the date we accept such shareholder's subscription for our common shares. From time to time, we may also pay special interim distributions in the form of cash or common shares at the discretion of our board of trustees.

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

        We have adopted an "opt in" distribution reinvestment plan for our shareholders. As a result, if we make a cash distribution, our shareholders will receive distributions in cash unless they specifically "opt in" to the distribution reinvestment plan so as to have their cash distributions reinvested in additional common shares. However, certain state authorities or regulators may impose restrictions from time to time that may prevent or limit a shareholder's ability to participate in our distribution reinvestment plan.

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

        Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosure, or ASC Topic 820, issued by the Financial Accounting Standards Board, clarifies the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. ASC Topic 820 defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities where there is little or no activity in the market; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

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

        Determination of fair value involves subjective judgments and estimates. Accordingly, the notes to our financial statements will refer to the uncertainty with respect to the possible effect of such valuations and any change in such valuations on our financial statements. In making its determination of fair value, our board of trustees may use independent third-party pricing or valuation services. However, our board of trustees will not be required to determine fair value in accordance with the valuation provided by any single source and retains the discretion to use any relevant data, including information obtained from FSEP II Advisor or any independent third-party valuation or pricing service that it deems to be reliable in determining fair value under the circumstances. Below is a description of factors that our board of trustees may consider when valuing our debt and equity investments.

        Valuation of fixed income investments, such as loans and debt securities will depend upon a number of factors, including prevailing interest rates for like securities, expected volatility in future interest rates, call features, put features and other relevant terms of the debt. For investments without readily available market prices, we may incorporate these factors into discounted cash flow models to arrive at fair value. Other factors that our board of trustees may consider include the borrower's ability to adequately service its debt, the fair market value of the portfolio company in relation to the face amount of its outstanding debt and the quality of collateral securing our debt investments.

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

        The fair values of our investments will be determined in good faith by our board of trustees. Our board of trustees will be solely responsible for the valuation of our portfolio investments at fair value as determined in good faith pursuant to our valuation policy and consistently applied valuation process. We intend to value all of our Level 2 and Level 3 assets by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end which will be provided by an independent third-party pricing service and screened for validity by such service. For investments for which the third-party pricing service is unable to obtain quoted prices, we intend to obtain bid and ask prices directly from dealers who make a market in such investments. To the extent that we hold investments for which no active secondary market exists and, therefore, no bid and ask prices can be readily obtained, our valuation committee will utilize an independent third-party valuation service to value such investments.

        We will periodically benchmark the bid and ask prices we receive from the third-party pricing service and/or dealers, as applicable, against the actual prices at which we purchase and sell our investments. We may also use other methods including the use of an independent valuation firm, to determine fair value for securities for which we cannot obtain prevailing bid and ask prices through our third-party pricing service or independent dealers or where our board of trustees otherwise may determine that the use of such other methods is appropriate. We will periodically benchmark the valuations provided by the independent valuation firm against the actual prices at which we purchase and sell our investments. We believe that these prices will be reliable indicators of fair value. Our valuation committee and board of trustees will review and approve the valuation determinations made with respect to these investments in a manner consistent with our valuation process.

Revenue Recognition

        We expect that security transactions will be accounted for on the trade date. We will record interest income on an accrual basis to the extent that we expect to collect such amounts. We will record dividend income on the ex-dividend date. We will not accrue as a receivable interest or dividends on loans and securities if we have reason to doubt our ability to collect such income. Loan origination fees, original issue discount and market discount will be capitalized and we will amortize such amounts as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees and original issue discount will be recorded as interest income. Structuring and other upfront fees will be recorded as fee income when earned. We will record prepayment premiums on loans and securities as fee income when we receive such amounts.

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

Organization Costs

        Organization costs include, among other things, the cost of organizing as a Delaware statutory trust, including the cost of legal services and other fees pertaining to our organization. These costs will be expensed as we raise proceeds in our continuous public offering. For the period from February 6, 2014 (Inception) to December 31, 2014, organization costs of $214 were incurred on our behalf by Franklin Square Holdings. See also "—Related Party Transactions."

Offering Costs

        Offering costs include, among other things, legal fees and other costs pertaining to the preparation of our Registration Statement on Form N-2 relating to our continuous public offering of our common shares, including salaries and direct expenses of FSEP II Advisor's personnel, employees of its affiliates and others while engaged in such activities. We will charge offering costs against capital in excess of par value as we raise proceeds in our continuous public offering. During the period from February 6, 2014 (Inception) to December 31, 2014, offering costs of $2,187 were incurred on our behalf by Franklin Square Holdings. See also "—Related Party Transactions."

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

Income Taxes

        We intend to elect to be treated for U.S. federal income tax purposes, and intend to qualify annually thereafter, as a RIC under Subchapter M of the Code. To qualify for and maintain our qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements and distribute to our shareholders, for each tax year, dividends of an amount at least equal to 90% of our "investment company taxable income," which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any income or capital gains that we distribute to our shareholders. We intend to make distributions in an amount sufficient to qualify for and maintain our RIC status each year and to avoid any U.S. federal income taxes on income so distributed. We will also be subject to nondeductible U.S. federal excise taxes if we do not distribute at least 98% of net ordinary income, 98.2% of any capital gain net income, if any, and any recognized and undistributed income from prior years for which we paid no U.S. federal income taxes.

Uncertainty in Income Taxes

        We will evaluate our tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in our financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is "more likely than not" to be sustained assuming examination by taxing authorities. We will recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in our statements of operations. During the period from February 6, 2014 (Inception) to December 31, 2014, we did not incur any interest or penalties.

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

        While the investment advisory and administrative services agreement with FSEP II Advisor neither includes nor contemplates the inclusion of unrealized gains in the calculation of the capital gains incentive fee, pursuant to an interpretation of an American Institute of Certified Public Accountants Technical Practice Aid for investment companies, we will include unrealized gains in the calculation of the capital gains incentive fee expense and related accrued capital gains incentive fee. This accrual will reflect the incentive fees that would be payable to FSEP II Advisor as if our entire portfolio were liquidated at its fair value as of the balance sheet date even though FSEP II Advisor is not entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized.

Subordinated Income Incentive Fee

        Pursuant to the investment advisory and administrative services agreement, FSEP II Advisor may also be entitled to receive a subordinated incentive fee on income. The subordinated incentive fee on income, which will be calculated and payable quarterly in arrears, will equal 20.0% of "pre-incentive fee net investment income" for the immediately preceding quarter and will be subject to a hurdle rate, expressed as a rate of return on adjusted capital, as defined in the investment advisory and administrative services agreement, equal to 1.625% per quarter, or an annualized hurdle rate of 6.5%. As a result, FSEP II Advisor will not earn this incentive fee for any quarter until our pre-incentive fee net investment income for such quarter exceeds the hurdle rate of 1.625%. Once our pre-incentive fee net investment income in any quarter exceeds the hurdle rate, FSEP II Advisor will be entitled to a "catch-up" fee equal to the amount of the pre-incentive fee net investment income in excess of the hurdle rate, until our pre-incentive fee net investment income for such quarter equals 2.031%, or 8.125% annually, of adjusted capital. Thereafter, FSEP II Advisor will receive 20.0% of pre-incentive fee net investment income.

Contractual Obligations

        We have entered into an agreement with FSEP II Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the investment advisory and administrative services agreement will be equal to (a) an annual base management fee of 2.0% of our average weekly gross assets and (b) an incentive fee based on our performance. FSEP II Advisor and, to the extent it is required to provide such services, our investment sub-adviser, will be reimbursed for administrative expenses incurred on our behalf. For the period from February 6, 2014 (Inception) to December 31, 2014, no services had been performed by FSEP II Advisor under the investment advisory and administrative services agreement, and no fees or reimbursements had been earned or paid to date.

Off-Balance Sheet Arrangements

        We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Recently Issued Accounting Standards

        None.

Related Party Transactions

Compensation of the Dealer Manager and Investment Adviser

        Pursuant to the investment advisory and administrative services agreement, after we meet the minimum offering requirement, FSEP II Advisor will be entitled to receive an annual base management fee of 2.0% of our average weekly gross assets and an incentive fee based on our performance. Base management fees will be paid on a quarterly basis in arrears.

        The incentive fee will consist of two parts. The first part, which is referred to as the subordinated incentive fee on income, will be calculated and payable quarterly in arrears, will equal 20.0% of "pre-incentive fee net investment income" for the immediately preceding quarter and will be subject to a hurdle rate, expressed as a rate of return on adjusted capital, as defined in the investment advisory and administrative services agreement, equal to 1.625% per quarter, or an annualized hurdle rate of 6.5%. The second part of the incentive fee, which is referred to as the incentive fee on capital gains, will be accrued for on a quarterly basis and, if earned, will be paid annually. We will accrue this incentive fee based on net realized and unrealized gains; however, under the terms of the investment advisory and administrative services agreement, the fee payable to FSEP II Advisor will be based on realized gains and no such fee will be payable with respect to unrealized gains unless and until such gains are actually realized. See "—Critical Accounting Policies—Capital Gains Incentive Fee" and "—Critical Accounting Policies—Subordinated Income Incentive Fee."

        Pursuant to the investment advisory and administrative services agreement, FSEP II Advisor will oversee our day-to-day operations, including the provision of general ledger accounting, fund accounting, legal services, investor relations and other administrative services. FSEP II Advisor will also perform, or oversee the performance of, our corporate operations and required administrative services, which will include being responsible for the financial records which we will be required to maintain and preparing reports for our shareholders and reports filed with the SEC. In addition, FSEP II Advisor will assist us in calculating our net asset value, overseeing the preparation and filing of tax returns and the printing and dissemination of reports to our shareholders, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others. We will reimburse FSEP II Advisor for expenses necessary to perform services related to our administration and operations, including FSEP II Advisor's allocable portion of the compensation and related expenses of certain personnel of Franklin Square Holdings providing administrative services to us on behalf of FSEP II Advisor. The amount of this reimbursement will be the lesser of (1) FSEP II Advisor's actual costs incurred in providing such services and (2) the amount that we estimate we would be required to pay alternative service providers for comparable services in the same geographic location. FSEP II Advisor will be required to allocate the cost of such services to us based on factors such as assets, revenues, time allocations and/or other reasonable metrics. Our board of trustees will review the methodology employed in determining how the expenses are allocated to us and the proposed allocation of the administrative expenses among us and certain affiliates of FSEP II Advisor. Our board of trustees then will assess the reasonableness of such reimbursements based on the breadth, depth and quality of such services as compared to the estimated cost to us of obtaining similar services from third-party service providers known to be available. In addition, our board of trustees will consider whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, our board of trustees will, among other things, compare the total amount paid to FSEP II Advisor for such services as a percentage of our net assets to the same ratio as reported by other comparable BDCs. We will not reimburse FSEP II Advisor for any services for which it receives a separate fee, or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of FSEP II Advisor.

        Franklin Square Holdings has funded organization and offering costs in the amount of $2,401 for the period from February 6, 2014 (Inception) to December 31, 2014. These costs include legal, accounting, marketing and printing expenses associated with the Company's organization and offering activities, including costs related to preparation of the Company's registration statement and prospectus, and salaries and other direct expenses of FSEP II Advisor's personnel, employees of its affiliates and others while engaged in such activities on behalf of the Company. Under the terms of the investment advisory and administrative services agreement, there is no liability on our part for the offering or organization costs funded by FSEP II Advisor or its affiliates (including Franklin Square Holdings) until the investment advisory and administrative services agreement is effective and we have met the minimum offering requirement. At such time, FSEP II Advisor will be entitled to receive 1.5% of gross proceeds raised in our continuous public offering until all organization and offering costs funded by FSEP II Advisor or its affiliates (including Franklin Square Holdings) have been recovered. The minimum reimbursement to FSEP II Advisor for such fees is $37.5, assuming we are able to raise $2,500 in gross proceeds. The investment advisory and administrative services agreement will not be effective until we meet the minimum offering requirement.

        The dealer manager for our continuous public offering is FS2, which is one of our affiliates. Under the dealer manager agreement among us, FSEP II Advisor and FS2, FS2 is entitled to receive sales commissions and dealer manager fees in connection with the sale of common shares in our continuous public offering, all or a portion of which may be re-allowed to selected broker-dealers.

Capital Contribution by FSEP II Advisor

        In April 2014, pursuant to a private placement, Michael C. Forman and David J. Adelman, the co-founders of Franklin Square Holdings, contributed an aggregate of $200 to purchase approximately 22,222 common shares at $9.00 per share, which represents the initial public offering price of $10.00 per share, net of selling commissions and dealer manager fees. Messrs. Forman and Adelman have agreed not to tender these common shares for repurchase as long as FSEP II Advisor remains our investment adviser.

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

Exemptive Relief

        In an order dated June 4, 2013, the SEC granted exemptive relief permitting us, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with our co-investment affiliates. We believe this relief may enhance our ability to further our investment objectives and strategy, and may also increase favorable investment opportunities for us, in part by allowing us to participate in larger investments, together with our co-investment affiliates, than would be available to us if such relief had not been obtained. Because we do not have exemptive relief to engage in co-investment transactions with our investment sub-adviser, GSO and its affiliates, we will be permitted to co-invest with GSO and its affiliates only in accordance with existing regulatory guidance.

Expense Reimbursement

        Pursuant to the expense reimbursement agreement, Franklin Square Holdings has agreed to reimburse us for expenses in an amount that is sufficient to ensure that no portion of our distributions to shareholders will be paid from our offering proceeds or borrowings. See "—Overview—Expense Reimbursement" for a detailed description of the expense reimbursement agreement.

        During the period from February 6, 2014 (Inception) to December 31, 2014, we did not accrue any expense reimbursements from Franklin Square Holdings.

Recent Developments

        None.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

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

        In addition, in the future we may seek to borrow funds in order to make additional investments. Our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we would be subject to risks relating to changes in market interest rates. In periods of rising interest rates when we or any future subsidiaries have debt outstanding or financing arrangements in effect, our interest expense would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments.

        We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the period from February 6, 2014 (Inception) to December 31, 2014, we did not engage in interest rate hedging activities.

        In addition, we may have risk regarding portfolio valuation. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments."

Item 8.    Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees and Shareholders
FS Energy and Power Fund II
Philadelphia, Pennsylvania

        We have audited the accompanying balance sheet of FS Energy and Power Fund II (the "Company") as of December 31, 2014. This financial statement is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness on the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the financial statement referred to above presents fairly, in all material respects, the financial position of FS Energy and Power Fund II as of December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey LLP

Blue Bell, Pennsylvania
March 30, 2015

FS Energy and Power Fund II

Balance Sheet
(in thousands, except share and per share amounts)

December 31, 2014
Assets
Cash and cash equivalents	$200

Total assets	$200

Commitments and contingencies ($2,401)(1)
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

See notes to financial statements.

FS Energy and Power Fund II

Notes to Financial Statements

(in thousands, except share and per share amounts)

Note 1. Principal Business and Organization

        FS Energy and Power Fund II, or the Company, was formed as a Delaware statutory trust under the Delaware Statutory Trust Act on February 6, 2014 and has been inactive since that date except for matters relating to its organization. The Company expects to formally commence investment operations upon raising gross offering proceeds in excess of $2,500, or the minimum offering requirement, all of which must be from sales of its common shares of beneficial interest, or common shares, in its continuous public offering to persons who are not affiliated with the Company or the Company's investment adviser, FSEP II Advisor, LLC, or FSEP II Advisor. FSEP II Advisor is a private investment firm that is registered as an investment adviser under the Investment Advisers Act of 1940, as amended, and is an affiliate of the Company.

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

        The Company's investment objective is to generate current income and long-term capital appreciation by investing primarily in privately held U.S. companies in the energy and power industry. The Company's investment policy is to invest, under normal circumstances, at least 80% of its total assets in securities of energy and power related, or Energy, companies. The Company considers Energy companies to be those companies that engage in the exploration, development, production, gathering, transportation, processing, storage, refining, distribution, mining, generation or marketing of natural gas, natural gas liquids, crude oil, refined products, coal or power, including those companies that provide equipment or services to companies engaged in any of the foregoing.

Note 2. Summary of Significant Accounting Policies

        Basis of Presentation:    The accompanying audited financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The Company is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies. The Company has evaluated the impact of subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission, or the SEC.

        Use of Estimates:    The preparation of the audited financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Many of the amounts have been rounded, and all amounts are in thousands, except share and per share amounts.

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

FS Energy and Power Fund II

Notes to Financial Statements (Continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (Continued)

company valuations which are based on relevant inputs, including, but not limited to, indicative dealer quotes, values of like securities, recent portfolio company financial statements and forecasts, and valuations prepared by third-party valuation services.

        Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosure, or ASC Topic 820, issued by the Financial Accounting Standards Board, clarifies the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. ASC Topic 820 defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities where there is little or no activity in the market; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

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

        Determination of fair value involves subjective judgments and estimates. Accordingly, these notes to the Company's financial statements will refer to the uncertainty with respect to the possible effect of such valuations and any change in such valuations on the Company's financial statements. In making its determination of fair value, the Company's board of trustees may use independent third-party pricing or valuation services; provided that the Company's board of trustees shall not be required to determine fair value in accordance with the valuation provided by any single source, and the Company's board of trustees shall retain the discretion to use any relevant data, including information obtained from FSEP II Advisor or any independent third-party valuation or pricing service, that the Company's board of trustees deems to be reliable in determining fair value under the circumstances. Below is a description of factors that the Company's board of trustees may consider when valuing the Company's debt and equity investments.

        Valuation of fixed income investments, such as loans and debt securities, will depend upon a number of factors, including prevailing interest rates for like securities, expected volatility in future interest rates, call features, put features and other relevant terms of the debt. For investments without

FS Energy and Power Fund II

Notes to Financial Statements (Continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (Continued)

readily available market prices, the Company may incorporate these factors into discounted cash flow models to arrive at fair value. Other factors that the Company's board of trustees may consider include the borrower's ability to adequately service its debt, the fair market value of the portfolio company in relation to the face amount of its outstanding debt and the quality of collateral securing the Company's debt investments.

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

FS Energy and Power Fund II

Notes to Financial Statements (Continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (Continued)

        The Company will periodically benchmark the bid and ask prices received from the third-party pricing service and/or dealers, as applicable, and valuations received from the third-party valuation service against the actual prices at which it purchases and sells its investments. The company may also use other methods including the use of an independent valuation firm, to determine fair value for securities for which the Company cannot obtain prevailing bid and ask prices through the Company's third-party pricing service or independent dealers or where the Company board of trustees otherwise may determine that the use of such other methods is appropriate. The Company will periodically benchmark the valuations provided by the independent valuation firm against the actual prices at which it purchases and sells its investments. The Company believes that these prices will be reliable indicators of fair value. The Company's valuation committee and board of trustees will review and approve the valuation determinations made with respect to these investments in a manner consistent with the Company's valuation process.

        Revenue Recognition:    Security transactions will be accounted for on the trade date. The Company will record interest income on an accrual basis to the extent that it expects to collect such amounts. The Company will record dividend income on the ex-dividend date. The Company will not accrue as a receivable interest or dividends on loans and securities if there is reason to doubt the collectability of such income. Loan origination fees, original issue discount and market discount will be capitalized and such amounts will be amortized as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees and original issue discount will be recorded as interest income. Structuring and other upfront fees will be recorded as fee income when earned. The Company will record prepayment premiums on loans and securities as fee income when it receives such amounts.

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

        While the investment advisory and administrative services agreement neither includes nor contemplates the inclusion of unrealized gains in the calculation of the capital gains incentive fee, pursuant to an interpretation of an American Institute of Certified Public Accountants, Technical

FS Energy and Power Fund II

Notes to Financial Statements (Continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (Continued)

Practice Aid for investment companies, the Company will include unrealized gains in the calculation of the capital gains incentive fee expense and related accrued capital gains incentive fee. This accrual will reflect the incentive fees that would be payable to FSEP II Advisor if the Company's entire portfolio were liquidated at its fair value as of the balance sheet date even though FSEP II Advisor will not be entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized.

        Subordinated Income Incentive Fee:    Pursuant to the investment advisory and administrative services agreement, FSEP II Advisor may also be entitled to receive a subordinated incentive fee on income. The subordinated incentive fee on income, which will be calculated and payable quarterly in arrears, equals 20.0% of the Company's "pre-incentive fee net investment income" for the immediately preceding quarter and is subject to a hurdle rate, expressed as a rate of return on adjusted capital, as defined in the investment advisory and administrative services agreement, equal to 1.625% per quarter, or an annualized hurdle rate of 6.5%. As a result, FSEP II Advisor will not earn this incentive fee for any quarter until the Company's pre-incentive fee net investment income for such quarter exceeds the hurdle rate of 1.625%. Once the Company's pre-incentive fee net investment income in any quarter exceeds the hurdle rate, FSEP II Advisor will be entitled to a "catch-up" fee equal to the amount of the pre-incentive fee net investment income in excess of the hurdle rate, until the Company's pre-incentive fee net investment income for such quarter equals 2.031%, or 8.125% annually, of adjusted capital. Thereafter, FSEP II Advisor will receive 20.0% of pre-incentive fee net investment income.

        Organization Costs:    Organization costs include, among other things, the cost of organizing as a Delaware statutory trust, including the cost of legal services and other fees pertaining to the Company's organization. These costs will be expensed as the Company raises proceeds in its continuous public offering. For the period from February 6, 2014 (Inception) to December 31, 2014, organization costs of $214 were incurred on behalf of the Company by Franklin Square Holdings, L.P., or Franklin Square Holdings, an affiliate of FSEP II Advisor (see Note 3).

        Offering Costs:    Offering costs include, among other things, legal fees and other costs pertaining to the preparation of the Company's Registration Statement on Form N-2 relating to the continuous public offering of its common shares, including salaries and direct expenses of FSEP II Advisor's personnel, employees of its affiliates and others while engaged in such activities. The Company will charge offering costs against capital in excess of par value as the Company raises proceeds in its continuous public offering. During the period from February 6, 2014 (Inception) to December 31, 2014, offering costs of $2,187 were incurred on behalf of the Company by Franklin Square Holdings (see Note 3).

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

        Income Taxes:    The Company intends to elect to be treated for U.S. federal income tax purposes, and intends to qualify annually thereafter, as a RIC under Subchapter M of the Code. To qualify for and maintain qualification as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements and distribute to its shareholders, for each tax year, dividends of an amount at least equal to 90% of its "investment company taxable income," which is generally the Company's net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses. As a RIC, the Company will not have to pay

FS Energy and Power Fund II

Notes to Financial Statements (Continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (Continued)

corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes to its shareholders. The Company intends to make distributions in an amount sufficient to qualify for and maintain its RIC status each year and to not pay any U.S. federal income taxes on income so distributed. The Company will also be subject to nondeductible U.S. federal excise taxes if it does not distribute at least 98% of net ordinary income, 98.2% of any capital gain net income, if any, and any recognized and undistributed income from prior years for which it paid no U.S. federal income taxes.

        Uncertainty in Income Taxes:    The Company will evaluate its tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in the financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is "more likely than not" to be sustained assuming examination by taxing authorities. The Company will recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in the Company's statements of operations. During the period from February 6, 2014 (Inception) to December 31, 2014, the Company did not incur any interest or penalties.

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

Note 3. Related Party Transactions

Compensation of the Dealer Manager and Investment Adviser

        Pursuant to the investment advisory and administrative services agreement, after the Company meets its minimum offering requirement, FSEP II Advisor will become entitled to an annual base management fee of 2.0% of the Company's average weekly gross assets and an incentive fee based on the Company's performance. Base management fees will be paid on a quarterly basis in arrears.

        The incentive fee will consist of two parts. The first part, which is referred to as the subordinated incentive fee on income, will be calculated and payable quarterly in arrears, will equal 20.0% of the Company's "pre-incentive fee net investment income" for the immediately preceding quarter and will be subject to a hurdle rate, expressed as a rate of return on adjusted capital, as defined in the investment advisory and administrative services agreement, equal to 1.625% per quarter, or an annualized hurdle rate of 6.5%. As a result, FSEP II Advisor will not earn this incentive fee for any quarter until the Company's pre-incentive fee net investment income for such quarter exceeds the hurdle rate of 1.625%. Once the Company's pre-incentive fee net investment income in any quarter exceeds the hurdle rate, FSEP II Advisor will be entitled to a "catch-up" fee equal to the amount of the pre-incentive fee net investment income in excess of the hurdle rate, until the Company's pre-incentive fee net investment income for such quarter equals 2.031% of adjusted capital, or 8.125% annually. This "catch-up" feature allows FSEP II Advisor to recoup the fees foregone as a result of the existence of the hurdle rate. Thereafter, FSEP II Advisor will be entitled to receive 20.0% of the Company's pre-incentive fee net investment income.

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

FS Energy and Power Fund II

Notes to Financial Statements (Continued)

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

        The Company will also reimburse FSEP II Advisor for expenses necessary to perform services related to the Company's administration and operations, including FSEP II Advisor's allocable portion of the compensation and related expenses of certain personnel of Franklin Square Holdings providing administrative services to us on behalf of FSEP II Advisor. The amount of this reimbursement will be the lesser of (1) FSEP II Advisor's actual costs incurred in providing such services and (2) the amount that the Company estimates it would be required to pay alternative service providers for comparable services in the same geographic location. FSEP II Advisor will be required to allocate the cost of such services to the Company based on factors such as assets, revenues, time allocations and/or other reasonable metrics. The Company's board of trustees will review the methodology employed in determining how the expenses are allocated to the Company and the proposed allocation of the administrative expenses among the Company and certain affiliates of FSEP II Advisor. The Company's board of trustees will then assess the reasonableness of such reimbursements for expenses allocated to the Company based on the breadth, depth and quality of such services as compared to the estimated cost to the Company of obtaining similar services from third-party service providers known to be available. In addition, the Company's board of trustees will consider whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, the Company's board of trustees will, among other things, compare the total amount paid to FSEP II Advisor for such services as a percentage of the Company's net assets to the same ratio as reported by other comparable BDCs. The Company will not reimburse FSEP II Advisor for any services for which it receives a separate fee, or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of FSEP II Advisor.

        Franklin Square Holdings, an affiliate of FSEP II Advisor, has funded the Company's organization and offering costs in the amount of $2,401 for the period from February 6, 2014 (Inception) to December 31, 2014. These costs include legal, accounting, marketing and printing expenses associated with the Company's organization and offering activities, including costs related to preparation of the Company's registration statement and prospectus, and salaries and other direct expenses of FSEP II Advisor's personnel, employees of its affiliates and others while engaged in such activities on behalf of the Company.

        Under the investment advisory and administrative services agreement, there will be no liability on the Company's part for the offering or organization costs funded by FSEP II Advisor or its affiliates (including Franklin Square Holdings) until the investment advisory and administrative services agreement is effective and the Company has satisfied the minimum offering requirement. At such time, FSEP II Advisor will be entitled to receive 1.5% of the gross proceeds raised in the Company's continuous public offering until all offering or organization costs incurred have been recovered. The minimum reimbursement to FSEP II Advisor for such fees is expected to be $37.5, assuming the minimum offering requirement is satisfied.

        The dealer manager for the Company's continuous public offering is FS2 Capital Partners, LLC, or FS2, which is one of the Company's affiliates. Under the dealer manager agreement among the Company, FSEP II Advisor and FS2, FS2 is entitled to receive sales commissions and dealer manager

FS Energy and Power Fund II

Notes to Financial Statements (Continued)

(in thousands, except share and per share amounts)

Note 3. Related Party Transactions (Continued)

fees in connection with the sale of common shares in the Company's continuous public offering, all or a portion of which may be re-allowed to selected broker-dealers.

Capital Contributions by FSEP II Advisor

        In April 2014, pursuant to a private placement, Michael C. Forman and David J. Adelman, the co-founders of Franklin Square Holdings, contributed an aggregate of $200 to purchase approximately 22,222 common shares at $9.00 per share, which represents the initial public offering price of $10.00 per share, net of selling commissions and dealer manager fees. Messrs. Forman and Adelman will not tender these common shares for repurchase as long as FSEP II Advisor remains the Company's investment adviser.

Potential Conflicts of Interest

        FSEP II Advisor's senior management team is comprised of substantially the same personnel as the senior management teams of FB Income Advisor, LLC, FSIC II Advisor, LLC, FSIC III Advisor, LLC, FS Investment Advisor, LLC and FS Global Advisor, LLC, the investment advisers to Franklin Square Holdings' other affiliated BDCs and affiliated closed-end management investment company. As a result, such personnel provide investment advisory services to the Company and each of FS Investment Corporation, FS Investment Corporation II, FS Investment Corporation III, FS Energy and Power Fund and FS Global Credit Opportunities Fund. While none of FSEP II Advisor, FB Income Advisor, LLC, FSIC II Advisor, LLC, FSIC III Advisor, LLC, FS Investment Advisor, LLC or FS Global Advisor, LLC is currently making private corporate debt investments for clients other than the Company, FS Investment Corporation, FS Investment Corporation II, FS Investment Corporation III, FS Energy and Power Fund or FS Global Credit Opportunities Fund, respectively, any, or all, may do so in the future. In the event that FSEP II Advisor undertakes to provide investment advisory services to other clients in the future, it intends to allocate investment opportunities in a fair and equitable manner consistent with the Company's investment objectives and strategy, if necessary, so that the Company will not be disadvantaged in relation to any other client of FSEP II Advisor or its management team. In addition, even in the absence of FSEP II Advisor retaining additional clients, it is possible that some investment opportunities may be provided to FS Investment Corporation, FS Investment Corporation II, FS Investment Corporation III, FS Energy and Power Fund and/or FS Global Credit Opportunities Fund rather than to the Company.

Exemptive Relief

        In an order dated June 4, 2013, the SEC granted exemptive relief permitting the Company, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with certain affiliates of FSEP II Advisor, including FS Investment Corporation, FS Investment Corporation II, FS Investment Corporation III, FS Energy and Power Fund and any future BDCs that are advised by FSEP II Advisor or its affiliated investment advisers, or collectively, the Company's co-investment affiliates. The Company believes this relief may enhance its ability to further its investment objectives and strategy, and may also increase favorable investment opportunities for the Company, in part by allowing it to participate in larger investments, together with the Company's co-investment affiliates, than would be available to the Company if such relief had not been obtained. Because the Company does not have exemptive relief to engage in co-investment transactions with its investment sub-adviser, GSO and its affiliates, the Company will be permitted to co-invest with GSO and its affiliates only in accordance with existing regulatory guidance.

FS Energy and Power Fund II

Notes to Financial Statements (Continued)

(in thousands, except share and per share amounts)

Note 3. Related Party Transactions (Continued)

Expense Reimbursement

        Pursuant to an expense support and conditional reimbursement agreement, dated as of July 31, 2014, by and between Franklin Square Holdings and the Company, or the expense reimbursement agreement, Franklin Square Holdings has agreed to reimburse the Company for expenses in an amount that is sufficient to ensure that no portion of the Company's distributions to shareholders will be paid from its offering proceeds or borrowings.

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

        Pursuant to the expense reimbursement agreement, the Company has a conditional obligation to reimburse Franklin Square Holdings for any amounts funded by Franklin Square Holdings under such agreement if (and only to the extent that), during any fiscal quarter occurring within three years of the date on which Franklin Square Holdings funded such amount, the sum of the Company's net investment company taxable income, net capital gains and the amount of any dividends and other distributions paid to the Company on account of preferred and common equity investments in portfolio companies (to the extent not included in net investment company taxable income or net capital gains) exceeds the cumulative ordinary cash distributions paid by the Company to its shareholders during such quarter; provided, however, that (i) the Company will only reimburse Franklin Square Holdings for expense support payments made by Franklin Square Holdings to the extent that the payment of such reimbursement (together with any other reimbursement paid during such fiscal year) does not cause "other operating expenses" (as defined below) (on an annualized basis and net of any expense support reimbursement payments received by the Company during such fiscal year) to exceed the lesser of (A) 1.75% of the Company's average net assets attributable to its common shares for the fiscal year-to-date period after taking such payments into account and (B) the percentage of the Company's average net assets attributable to its common shares represented by "other operating expenses" during the fiscal year in which such expense support payment from Franklin Square Holdings was made (provided, however, that this clause (B) shall not apply to any reimbursement payment which relates to an expense support payment from Franklin Square Holdings made during the same fiscal year); and (ii) the Company will not reimburse Franklin Square Holdings for expense support payments made by Franklin Square Holdings if the annualized rate of regular cash distributions declared by the Company at the time of such reimbursement payment is less than the annualized rate of regular cash distributions declared by the Company at the time Franklin Square Holdings made the expense support payment to which such reimbursement payment relates. "Other operating expenses" means the Company's total "operating expenses" (as defined below), excluding base management fees, incentive fees, organization and offering expenses, financing fees and costs, interest expense, brokerage

FS Energy and Power Fund II

Notes to Financial Statements (Continued)

(in thousands, except share and per share amounts)

Note 3. Related Party Transactions (Continued)

commissions and extraordinary expenses. "Operating expenses" means all operating costs and expenses incurred, as determined in accordance with GAAP for investment companies.

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

Note 4. Share Repurchase Program

        Beginning with the first full calendar quarter following the satisfaction of the minimum offering requirement, and on a quarterly basis thereafter, the Company intends to offer to repurchase common shares on such terms as may be determined by the Company's board of trustees in its complete and absolute discretion unless, in the judgment of the independent trustees of the Company's board of trustees, such repurchases would not be in the best interests of the Company's shareholders or would violate applicable law. The Company intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the 1940 Act. In months in which the Company repurchases common shares pursuant to its share repurchase program, it expects to conduct repurchases on the same date that it holds its first weekly closing in such month for the sale of common shares in its continuous public offering. Any offer to repurchase common shares will be conducted solely through tender offer materials mailed to each shareholder.

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

FS Energy and Power Fund II

Notes to Financial Statements (Continued)

(in thousands, except share and per share amounts)

Note 4. Share Repurchase Program (Continued)

  •
  the relative economies of scale with respect to the Company's size;

  •
  the Company's history in repurchasing common shares or portions thereof; and

  •
  the condition of the securities markets.

        The Company currently intends to limit the number of common shares to be repurchased during any calendar year to the number of common shares it can repurchase with the proceeds it receives from the issuance of common shares under its distribution reinvestment plan. Because the Company's distribution reinvestment plan is structured as an "opt in" program that requires shareholders to affirmatively elect to have their cash distributions reinvested in additional common shares, such requirement may contribute to the illiquidity of the Company's common shares. At the discretion of the Company's board of trustees, the Company may also use cash on hand, cash available from borrowings and cash from the liquidation of securities investments as of the end of the applicable period to repurchase common shares. In addition, beginning with the first full calendar quarter in the year following the date that the Company satisfies the minimum offering requirement, the Company will limit the number of common shares to be repurchased in any calendar year to 10% of the weighted average number of common shares outstanding in the prior calendar year, or 2.5% in each quarter, though the actual number of common shares that the Company offers to repurchase may be less in light of the limitations noted above. The Company intends to offer to repurchase such common shares on each date of repurchase at a price equal to 90% of the offering price in effect on each date of repurchase. In months in which the Company repurchases common shares pursuant to its share repurchase program, the Company expects to conduct repurchases on the same date that it holds its first weekly closing in such month for the sale of common shares in its public offering. The Company's board of trustees may amend, suspend or terminate the share repurchase program at any time.

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

        The Company is not currently subject to any material legal proceedings and, to the Company's knowledge, no material legal proceedings are threatened against the Company. From time to time, the Company may be a party to certain legal proceedings in the ordinary course of business. While the outcome of any legal proceedings cannot be predicted with certainty, the Company does not expect that any such proceedings will have a material effect upon its financial condition or results of operations.

        See Note 3 for a discussion of the Company's commitments to FSEP II Advisor and its affiliates (including Franklin Square Holdings) for the reimbursement of organization and offering costs funded by Franklin Square Holdings.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

        As required by Exchange Act Rule 13a-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were (a) designed to ensure that the information we are required to disclose in our reports under the Exchange Act is recorded, processed and reported in an accurate manner and on a timely basis and the information that we are required to disclose in our Exchange Act reports is accumulated and communicated to management to permit timely decisions with respect to required disclosure and (b) operating in an effective manner.

Management's Annual Report on Internal Control Over Financial Reporting

        This annual report does not include a report of management's assessment regarding internal control over financial reporting due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

        Beginning with our fiscal year ending December 31, 2015, we will be required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis, to evaluate and disclose changes in our internal control over financial reporting.

Item 9B.    Other Information.

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        Set forth below is information concerning the Company's trustees and executive officers.

Information about the Board of Trustees

        A majority of the members of the Company's board of trustees are not "interested persons," as defined in Section 2(a)(19) of the 1940 Act, of it or FSEP II Advisor. These individuals are referred to as the Company's independent trustees, or the Independent Trustees. Section 2(a)(19) of the 1940 Act defines an "interested person" to include, among other things, any person who has, or within the last two years had, a material business or professional relationship with athe Company. The members of the Company's board of trustees that are not Independent Trustees are referred to as interested trustees, or the Interested Trustees.

        The following table sets forth certain information regarding the members of our board of trustees:

INDEPENDENT TRUSTEES

Name, Address, Age and Position(s) with Company(1)	Term of Office and Length of Time Served(2)	Principal Occupation(s) During Past Five Years	Number of Companies in Fund Complex Overseen by Trustee(3)	Other Public Directorships Held by Trustee During the Past Five Years†
M. Walter D'Alessio Age: 81 Trustee	Since 2014
Mr. D'Alessio has served as a principal of NorthMarq Advisors, LLC, a real estate and economic development advisory services firm, since December 2012. From 2003 to December 2012, he served as vice chairman of NorthMarq Capital, LLC, a real estate financial intermediary. He served as chairman and chief executive officer of Legg Mason Real Estate Services, Inc., a mortgage banking firm, from 1982 until 2003, when the company was sold to NorthMarq Capital. Mr. D'Alessio has also served as a director of PECO Energy Company, a subsidiary of Exelon Corporation, since 1983, where he has served at various times as a member of the audit committee and corporate governance committee. From 2000 until December 2012, he served on the board of Exelon Corporation, a provider of energy services, where he served at various times as chairman of the corporate governance committee, as a member of the compensation committee and the audit committee and as lead independent director. Mr. D'Alessio has also served as a trustee of Brandywine Realty Trust, a full service real estate company, since 1996, and as chairman of the board since March 2004. He also currently serves as a member of its compensation committee. In addition, Mr. D'Alessio has served as a member of the board of trustees of Pennsylvania Real Estate Investment Trust since 2005, and as lead independent trustee since January 2011. He is the chairman of the board of directors of Independence Blue Cross, a health insurance provider. Mr. D'Alessio is also on the board of a number of civic organizations, including the Philadelphia Industrial Development Corporation and the Greater Philadelphia Chamber of Commerce. Mr. D'Alessio received his M.S. in City Planning from the University of Illinois and his B.S. in Landscape Architecture from Pennsylvania State University.
		Mr. D'Alessio's experience serving on the boards of various companies, in the opinion of our board of trustees, has provided him with insight which is beneficial to us.	One	Legg Mason Real Estate Services, Inc.; PECO Energy Company; Exelon Corporation; Brandywine Realty Trust; Pennsylvania Real Estate Investment Trust

Name, Address, Age and Position(s) with Company(1)	Term of Office and Length of Time Served(2)	Principal Occupation(s) During Past Five Years	Number of Companies in Fund Complex Overseen by Trustee(3)	Other Public Directorships Held by Trustee During the Past Five Years†
Marc R. Lederman Age: 43 Trustee	Since 2014
Marc Lederman is a co-founder and member of NewSpring Capital, LLC, a family of specific purpose private equity funds. Mr. Lederman has been with NewSpring Capital since 2000. He serves as a general partner of the firm's three growth equity funds, NewSpring Ventures, L.P., formed in 1999, NewSpring Growth Capital II, L.P., formed in 2006 and NewSpring Growth Capital III, L.P. formed in January 2012. Mr. Lederman serves as a director of various NewSpring Growth Capital portfolio companies. Prior to the founding of NewSpring Capital, he served in various capacities at Deloitte & Touche LLP, including as manager in the Business Assurance and Advisory Services Group and as a senior accountant. Mr. Lederman is actively involved with various civic organizations, including as a member, and executive committee member, of the Greater Philadelphia Alliance for Capital Technologies and of the Wharton Private Equity & Venture Capital Association. Mr. Lederman earned a B.S. in Accountancy from Villanova University and a M.B.A. from The Wharton School of the University of Pennsylvania. He is a Certified Public Accountant (inactive).
		Mr. Lederman's experience founding private equity funds and accounting experience, in the opinion of our board of trustees, has provided him with insight which is beneficial to us.	One	None
Judah C. Sommer Age: 70 Trustee	Since 2014
Mr. Sommer served as Senior Counsel and Chair of the Public Policy Group at Crowell & Moring LLP, an international law firm, from June 2012 to March 2014. Prior to his position at Crowell & Moring, he served as Senior Advisor of Government Affairs from January 2011 to March 2012 and as Senior Vice President, Head of Government Affairs, from 2007 to December 2010, at UnitedHealth Group, a diversified health care company. Mr. Sommer previously served as Managing Director, Head of Global Government Affairs at Goldman Sachs & Co. from 1997 to 2007 and as Vice President from 1984 - 1997. He previously served in the office of U.S. Senator Jacob K. Javits of New York. Mr. Sommer is a member of the Board of Directors of the YMCA of Metropolitan Washington and is a member of the Board of Directors and Secretary of Y-USA, the YMCA's national board. He received his J.D. from New York University School of Law and his B.A. in International Relations from Johns Hopkins University.
		Mr. Sommer's executive experience at various companies and experience in the law, in the opinion of our board of trustees, has provided him with insight which is beneficial to us.	One	None

INTERESTED TRUSTEES(4)

Name, Address, Age and Position(s) with Company(1)	Term of Office and Length of Time Served(2)	Principal Occupation(s) During Past Five Years	Number of Companies in Fund Complex Overseen by Trustee(3)	Other Public Directorships Held by Trustee During the Past Five Years†
Michael C. Forman Age: 54 Chairman of the Board, President and Chief Executive Officer	Since 2014	Mr. Forman has served as our chairman, president and chief executive officer since our inception in February 2014 and as the chairman and chief executive officer of FSEP II Advisor since its inception in February 2014. Mr. Forman also currently serves as chairman, president and chief executive officer of FB Income Advisor, LLC, FS Energy and Power Fund, FS Investment Advisor, LLC, FS Investment Corporation II, FSIC II Advisor, LLC, FS Investment Corporation III, FSIC III Advisor, LLC, FS Global Advisor, LLC, FS Global Credit Opportunities Fund and the FSGCOF Offered Funds, and has presided in such roles since each entity's inception in October 2007, September 2010, September 2010, July 2011, November 2011, June 2013, October 2013, January 2013, January 2013 and January 2013, respectively. Mr. Forman also currently serves as the chairman and chief executive officer of FS Investment Corporation and has presided in such roles since its inception in December 2007. Mr. Forman served as president of FS Investment Corporation from its inception in December 2007 until April 2013. In 2005, Mr. Forman co-founded FB Capital Partners, L.P., an investment firm that previously invested in private equity, senior and mezzanine debt and real estate, and has served as managing general partner since inception. In May 2007, Mr. Forman co-founded Franklin Square Holdings.	Eight	FS Energy and Power Fund; FS Investment Corporation; FS Investment Corporation II; FS Investment Corporation III; FS Global Credit Opportunities Fund; FSGCOF Offered Funds

Name, Address, Age and Position(s) with Company(1)	Term of Office and Length of Time Served(2)	Principal Occupation(s) During Past Five Years	Number of Companies in Fund Complex Overseen by Trustee(3)	Other Public Directorships Held by Trustee During the Past Five Years†

Prior to co-founding FB Capital Partners, L.P., Mr. Forman spent nearly 20 years as an attorney in the Corporate and Securities Department at the Philadelphia based law firm of Klehr, Harrison, Harvey, Branzburg & Ellers LLP, or Klehr Harrison, where he was a partner from 1991 until leaving the firm to focus exclusively on investments. In addition to his career as an attorney and investor, Mr. Forman has been an active entrepreneur and has founded several companies, including companies engaged in the gaming, specialty finance and asset management industries. Mr. Forman serves as a member of the board of directors of a number of private companies. He is also a member of a number of civic and charitable boards, including The Franklin Institute (executive committee member), the University of the Arts (executive committee member), the Vetri Foundation for Children (chairman), the executive committee of the Greater Philadelphia Alliance for Capital and Technologies (PACT), and Murex Investments, Inc., a Pennsylvania-based economic development/venture capital firm, where he chairs the investment committee. Mr. Forman received his B.A., summa cum laude, from the University of Rhode Island, where he was elected Phi Beta Kappa, and received his J.D. from Rutgers University.

Mr. Forman has extensive experience in corporate and securities law and has founded and served in a leadership role of various companies, including FSEP II Advisor, which serves as our investment adviser. Our board of trustees believes Mr. Forman's experience and his positions as our and FSEP II Advisor's chief executive officer make him a significant asset to us.

Name, Address, Age and Position(s) with Company(1)	Term of Office and Length of Time Served(2)	Principal Occupation(s) During Past Five Years	Number of Companies in Fund Complex Overseen by Trustee(3)	Other Public Directorships Held by Trustee During the Past Five Years†
David J. Adelman Age: 43 Trustee	Since 2014
		Mr. Adelman has served as our vice-chairman since our inception in February 2014. He also currently serves as the vice-chairman of FS Investment Corporation, FB Income Advisor, LLC, FS Energy and Power Fund, FS Investment Advisor, LLC, FS Investment Corporation II, FSIC II Advisor, LLC, FS Global Advisor, LLC, FS Global Credit Opportunities Fund, the FSGCOF Offered Funds, FS Investment Corporation III and FSIC III Advisor, LLC, and has presided in such role since each entity's inception in December 2007, October 2007, September 2010, September 2010, July 2011, November 2011, January 2013, January 2013, January 2013, June 2013 and October 2013, respectively. Mr. Adelman has significant managerial and investment experience and has served as the president and chief executive officer of Philadelphia-based Campus Apartments, Inc., or Campus Apartments, since 1997. Campus Apartments develops, manages, designs and privately finances more than 220 upscale housing facilities for colleges and universities across the United States. In 2006, Campus Apartments entered into a $1.1 billion venture with GIC Real Estate Pte Ltd., the real estate investment arm of the Government of Singapore Investment Corporation, in which Campus Apartments uses the venture's capital to acquire, develop, operate and manage student housing projects across the United States. In addition to his duties as president and chief executive officer of Campus Apartments, Mr. Adelman has been the chief executive officer of Campus Technologies, Inc. since 2001, the vice-chairman of University City District board of directors since 1997, board member of Actua Corporation since June 2011, and member of the National Multi Family Council (NMHC), and the Young President's Organization. Mr. Adelman formerly served as a board member of Hyperion Bank and on the executive committee of the Urban Land Institute's Philadelphia Chapter. Mr. Adelman is also an active private investor and entrepreneur, having co-founded Franklin Square Holdings with Mr. Forman. Mr. Adelman received his B.A. in Political Science from Ohio State University.	Eight	FS Energy and Power Fund; FS Investment Corporation; FS Investment Corporation II; FS Investment Corporation III; FS Global Credit Opportunities Fund; FSGCOF Offered Funds; Actua Corporation.

Name, Address, Age and Position(s) with Company(1)	Term of Office and Length of Time Served(2)	Principal Occupation(s) During Past Five Years	Number of Companies in Fund Complex Overseen by Trustee(3)	Other Public Directorships Held by Trustee During the Past Five Years†

Mr. Adelman serves as vice-chairman of FSEP II Advisor and, together with Mr. Forman, is responsible for implementing our investment strategy. Mr. Adelman has substantial management, operational and financial expertise generated through his leadership roles for public and private companies, including his service as president and chief executive officer of Campus Apartments. Mr. Adelman also serves on the board of directors and in other leadership roles for various charitable and civic organizations. These varied activities have provided him, in the opinion of our board of trustees, with experience and insight which is beneficial to us.

†
Includes directorships or trusteeships held in (1) any investment companies registered under the 1940 Act, (2) any company with a class of securities registered pursuant to Section 12 of the Exchange Act and (3) any company subject to the requirements of Section 15(d) of the Exchange Act.

(1)
The address for each trustee is c/o FS Energy and Power Fund II, 201 Rouse Boulevard, Philadelphia, Pennsylvania 19112.

(2)
Trustees serve for a term until the next annual meeting of shareholders and until their successors are duly elected and qualified.

(3)
For purposes of this annual report on Form 10-K, the term "Fund Complex" is defined to include the Company, FS Energy and Power Fund, FS Investment Corporation, FS Investment Corporation II, FS Investment Corporation III, FS Global Credit Opportunities Fund and the FSGCOF Offered Funds.

(4)
"Interested person" of FS Energy and Power Fund II as defined in Section 2(a)(19) of the 1940 Act. Messrs. Forman and Adelman are each an "interested person" because of their affiliation with FSEP II Advisor.

Information about Executive Officers Who are Not Trustees

        The following table sets forth certain information regarding the Company's executive officers who are not members of its board of trustees:

Name, Address, Age and Position(s) with Company(1)	Term of Office and Length of Time Served	Principal Occupation(s) During Past Five Years
Salvatore Faia Age: 52 Chief Compliance Officer	Since 2014	Mr. Faia has served as our chief compliance officer since February 2014. Mr. Faia also serves as the chief compliance officer of FS Investment Corporation, FS Energy and Power Fund, FS Investment Corporation II, FS Global Credit Opportunities Fund, the FSGCOF Offered Funds and FS Investment Corporation III, and has presided in such roles since May 2008, April 2011, July 2011, June 2013, June 2013 and December 2013, respectively. Also, Mr. Faia served as the chief compliance officer for FB Income Advisor, LLC from November 2008 to December 2010. Since 2004, Mr. Faia has served as the president of Vigilant Compliance, LLC, a full service compliance firm serving mutual funds and the investment industry. In connection with his role as president of Vigilant Compliance, LLC, he currently serves as chief compliance officer for a number of mutual funds and investment advisers. Mr. Faia has also served as trustee to EIP Growth and Income Fund since May 2005.

Name, Address, Age and Position(s) with Company(1)	Term of Office and Length of Time Served	Principal Occupation(s) During Past Five Years
From 2002 to 2004, Mr. Faia served as senior legal counsel for PFPC Worldwide, Inc., and from 1997 to 2001, he was a partner with an AmLaw 100 law firm. Mr. Faia has extensive experience with mutual funds, hedge funds, investment advisers, broker dealers and the investment management industry. In addition to being an experienced attorney with respect to the 1940 Act and Advisers Act, he is a Certified Public Accountant, and holds various Financial Industry Regulatory Authority Securities Licenses. Mr. Faia is a member of the Investment Company Institute's chief compliance officer committee. Mr. Faia graduated from the University of Pennsylvania Law School with his J.D., and received his degree in accounting and finance from La Salle University.
Edward T. Gallivan, Jr. Age: 52 Chief Financial Officer	Since 2014	Mr. Gallivan has served as our chief financial officer since our inception in February 2014 and has served as chief financial officer of FS Energy and Power Fund and FS Investment Corporation III since November 2012 and June 2013, respectively. Prior to his appointment as chief financial officer of FS Energy and Power Fund, Mr. Gallivan was a director at BlackRock, Inc. from 2005 to October 2012, where he was head of financial reporting for over 350 mutual funds. From 1988 to 2005, Mr. Gallivan worked at State Street Research & Management Company, where he served as the assistant treasurer of mutual funds. Mr. Gallivan began his career as an auditor at the global accounting firm, PricewaterhouseCoopers LLP, where he practiced as a certified public accountant. Mr. Gallivan received his B.S. in Business Administration (Accounting) degree at Stonehill College in Massachusetts.
Zachary Klehr Age: 36 Executive Vice President	Since 2014	Mr. Klehr has served as our executive vice president since our inception in February 2014. Mr. Klehr also currently serves as executive vice president of FS Investment Corporation, FS Energy and Power Fund, FS Investment Corporation II, FS Global Credit Opportunities Fund, the FSGCOF Offered Funds and FS Investment Corporation III and has presided in such roles since January 2013 January 2013, January 2013, January 2013, January 2013 and June 2013, respectively. Mr. Klehr has also served in various senior officer capacities for Franklin Square Holdings and its affiliated investment advisers, FSIC III Advisor, LLC, FB Income Advisor, LLC, FS Investment Advisor, LLC, FSIC II Advisor, LLC and FS Global Advisor, LLC, since the later of February 2011 or such entity's inception date, including as executive vice president since September 2012. In this role, he focuses on fund administration, portfolio management, fund operations, research, education and communications. Prior to joining Franklin Square Holdings, Mr. Klehr served as a vice president at Versa Capital Management, or Versa, a private equity firm with approximately $1 billion in assets under management, from July 2007 to February 2011. At Versa, he sourced, underwrote, negotiated, structured and managed investments in middle-market distressed companies, special situations and distressed debt. Prior to Versa, Mr. Klehr spent five years at Goldman, Sachs & Co., starting as an analyst in the Investment Banking Division, then in the executive office working on firm-wide strategy covering hedge funds and other complex multi-faceted clients of the firm. Later, he joined the Financial Sponsors Group as an associate where he focused on leveraged buyouts, acquisitions and equity and debt financings for private equity clients. Mr. Klehr received his M.B.A., with honors, from the Wharton School of the University of Pennsylvania and his B.A., cum laude, also from the University of Pennsylvania. He is active in his community and serves on the board of trustees of The Philadelphia School where he is a member of the executive, governance, advancement, finance and investment committees.

Name, Address, Age and Position(s) with Company(1)	Term of Office and Length of Time Served	Principal Occupation(s) During Past Five Years
Gerald F. Stahlecker Age: 49 Executive Vice President	Since 2014	Mr. Stahlecker has served as our executive vice president since our inception in February 2014 and has served as the executive vice president of FSEP II Advisor since its inception in February 2014. Mr. Stahlecker also serves as the executive vice president of Franklin Square Holdings and has presided in such role since January 2010. Mr. Stahlecker also serves as executive vice president of FB Income Advisor, LLC, FS Energy and Power Fund, FS Investment Advisor, LLC, FS Investment Corporation II, FSIC II Advisor, LLC, FS Global Credit Opportunities Fund, the FSGCOF Offered Funds, FS Global Advisor, LLC, FS Investment Corporation III and FSIC III Advisor, LLC, and has presided in such roles since January 2010, September 2010, September 2010, July 2011, November 2011, January 2013, January 2013, January 2013, June 2013 and October 2013, respectively. Mr. Stahlecker has also served as president of FS Investment Corporation since April 2013 and previously served as its executive vice president from March 2010 to April 2013. Mr. Stahlecker was an independent director of FS Investment Corporation and served as a member of the audit committee and as chairman of the valuation committee from FS Investment Corporation's inception in December 2007 to December 2009 when he resigned as a director in order to join our affiliates, FB Income Advisor, LLC and Franklin Square Holdings. Mr. Stahlecker is a former founding partner of Radcliffe Capital Management, L.P., or Radcliffe, an SEC-registered investment advisory firm which manages the Radcliffe Funds, a family of Cayman Islands-based, master-feeder structured hedge funds, as well as separately manages accounts for an institutional investor base. Radcliffe pursues convertible arbitrage, high-yield debt, special situations and event-driven investment strategies. From its founding in October 2002 until selling his interest in Radcliffe in July 2009, Mr. Stahlecker served as managing director and chief operating officer of Radcliffe and was the co-chair of its investment committee. Prior to co-founding Radcliffe and its affiliated entities, from May 1998 through October 2002, Mr. Stahlecker served as an officer and director of Rose Glen Capital Management, L.P., or Rose Glen, a predecessor to Radcliffe. Rose Glen managed hedge funds focusing on directly-negotiated, structured debt and equity investments in public companies. Mr. Stahlecker has extensive experience in structuring and negotiating investment transactions on behalf of investors and issuers and has participated in numerous distressed and special situation restructurings on behalf of investors.
From 1992 to 1998, Mr. Stahlecker was an attorney at Klehr Harrison, where he practiced corporate and securities law. While at Klehr Harrison, Mr. Stahlecker represented hedge funds, venture capital funds and other institutional investors pursuing structured equity and debt investments in public and private companies. Prior to attending law school, from 1987 to 1989, Mr. Stahlecker worked as a senior analyst at Furash & Company, a consulting boutique in Washington, D.C., where he advised banks and other financial institutions regarding mergers and acquisitions, restructurings, asset/liability management and strategic planning. Mr. Stahlecker received his B.S. in Industrial Management, with concentrations in Finance and Strategic Planning, from Carnegie Mellon University and his J.D. from Villanova University Law School, where he was an editor of the Villanova University Environmental Law Journal. Mr. Stahlecker serves on the board of directors of the Greater Philadelphia Chamber of Commerce. Mr. Stahlecker previously served on the board of directors of the Investment Program Association, an industry trade group, and on the board of trustees of The Philadelphia School where he served as a member of its advancement, finance and investment committees.

Name, Address, Age and Position(s) with Company(1)	Term of Office and Length of Time Served	Principal Occupation(s) During Past Five Years
Stephen S. Sypherd Age: 38 Vice President, Treasurer and Secretary	Since 2014	Mr. Sypherd has served as our vice president, treasurer and secretary since our inception in February 2014. Mr. Sypherd also currently serves as vice president, treasurer and secretary of FS Investment Corporation, FS Energy and Power Fund, FS Investment Corporation II, FS Global Credit Opportunities Fund, the FSGCOF Offered Funds and FS Investment Corporation III and has presided in such roles since January 2013 January 2013, January 2013, January 2013, January 2013 and June 2013, respectively. Mr. Sypherd has also served in various senior officer capacities for Franklin Square Holdings and its affiliated investment advisers, FB Income Advisor, LLC, FS Investment Advisor, LLC, FSIC II Advisor, LLC, FSIC III Advisor, LLC and FS Global Advisor, LLC since the later of August 2010 or such entity's inception date, including as general counsel since January 2013 and as managing director since August 2014. He is responsible for legal and compliance matters across all entities and investment products of Franklin Square Holdings. Prior to joining Franklin Square Holdings, Mr. Sypherd served for eight years as an attorney at Skadden, Arps, Slate, Meagher & Flom LLP, where he practiced corporate and securities law. Mr. Sypherd received his B.A. in Economics from Villanova University and his J.D. from the Georgetown University Law Center, where he was an executive editor of the Georgetown Law Journal. He serves on the board of trustees of the University of the Arts.

(1)
The address for each officer is c/o FS Energy and Power Fund II, 201 Rouse Boulevard, Philadelphia, Pennsylvania 19112.

Section 16(a) Beneficial Ownership Reporting Compliance

        Pursuant to Section 16(a) of the Exchange Act, the Company's trustees and executive officers, and any persons holding more than 10% of its shares, are required to report their beneficial ownership and any changes therein to the SEC and us. Specific due dates for those reports have been established, and the Company is required to report herein any failure to file such reports by those due dates. Based on our review of Forms 3, 4 and 5 filed by such persons and information provided by the Company's trustees and officers, it believes that during the fiscal year ended December 31, 2014, all Section 16(a) filings applicable to such persons were timely filed.

Code of Ethics

        The Company and FSEP II Advisor have each adopted a code of ethics pursuant to Rule 17j-1 promulgated under the 1940 Act that, among other things, establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code may invest in securities for their personal investment accounts, including securities that may be purchased or held by the Company, so long as such investments are made in accordance with the code's requirements. The Company's and FSEP II's Advisors codes of ethics are attached as exhibits to the registration statement on Form N-2 filed with the SEC on August 22, 2014. Shareholders may also read and copy these codes of ethics at the SEC's Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549. Shareholders may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 551-8090. In addition, each code of ethics is available on the EDGAR Database on the SEC's Internet site at www.sec.gov. Shareholders may also obtain a copy of each code of ethics, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov, or by writing the SEC's Public Reference Section, Washington, D.C. 20549.

Audit Committee

        The Company has established an Audit Committee that operates pursuant to a charter and consists of two members, including a Chairman of the Audit Committee. The members of the audit committee are Messrs. Lederman and D'Alessio, each of whom is independent. Mr. Lederman serves as the chairman of the audit committee. The Company's board of trustees has determined that Mr. Lederman is an "audit committee financial expert" as defined by Item 407(d)(5)(ii) of Regulation S-K promulgated under the Exchange Act.

Item 11.    Executive Compensation

        The Company's executive officers do not receive any direct compensation from it. The Company does not currently have any employees and does not expect to have any employees. Services necessary for the Company's business are provided by individuals who are employees of FSEP II Advisor or by individuals who were contracted by it or by FSEP II Advisor to work on behalf of it, pursuant to the terms of the investment advisory and administrative services agreement. Each of the Company's executive officers is an employee of FSEP II Advisor or an outside contractor, and the day-to-day investment operations and administration of its portfolio are managed by FSEP II Advisor. In addition, the Company will reimburse FSEP II Advisor for its allocable portion of expenses incurred by FSEP II Advisor in performing its obligations under the investment advisory and administrative services agreement, including the allocable portion of the cost of its officers and their respective staffs, as permitted under the investment advisory and administrative services agreement.

        Under the terms of the investment advisory and administrative services agreement, upon satisfaction of the minimum offering requirement, FSEP II Advisor will become entitled to receive 1.5% of gross proceeds raised in the Company's continuous public offering until all offering costs and organization costs funded by FSEP II Advisor or its affiliates (including Franklin Square Holdings) have been recovered.

        The Company's board of trustees has not established a standing compensation committee because its executive officers do not receive any direct compensation from it. The Company's board of trustees, as a whole, participates in the consideration of trustee compensation and decisions on trustee compensation are based on, among other things, a review of data of comparable BDCs.

Director Compensation

        The Company's trustees who do not also serve in an executive officer capacity for it or FSEP II Advisor will be entitled to receive annual cash retainer fees, fees for participating in in-person board and committee meetings and annual fees for serving as a committee chairperson, determined based on the Company's net assets as of the end of each fiscal quarter. These trustees are Messrs. D'Alessio, Lederman, and Sommer. Amounts payable under the arrangement will be determined and paid quarterly in arrears as follows:

Net Asset Value	Annual Cash Retainer Fee	Board/Committee Meeting Fee	Annual Chairperson Fee
$0 to $100 million	$—	$—	$—
$100 million to $300 million	$25,000	$1,000	$5,000
$300 million to $500 million	$40,000	$1,000	$5,000
$500 million to $1 billion	$60,000	$1,500	$20,000
> $1 billion	$80,000	$2,500	$25,000

        The Company will also reimburse each of the above trustees for all reasonable and authorized business expenses in accordance with its policies as in effect from time to time, including reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting and each committee meeting not held concurrently with a board meeting.

        The Company will not pay compensation to our trustees who also serve in an executive officer capacity for the Company or FSEP II Advisor.

        None of the Company's trustees received any compensation for the fiscal year ended December 31, 2014.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The following table sets forth, as of March 30, 2015, the beneficial ownership of the members of the Company's board of trustees, its executive officers, each person known to it to beneficially own 5% or more of its outstanding common shares and all of its executive officers and trustees as a group.

        Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. There are no common shares subject to options that are currently exercisable or exercisable within 60 days of March 30, 2015. Ownership information for those persons who beneficially own 5% or more of the Company's outstanding common shares is based upon information furnished by its transfer agent and other information provided by such persons, if available.

Shares Beneficially Owned as of March 30, 2015
Name and Address of Beneficial Owner(1)	Number of Shares(2)	Percentage(3)
Interested Trustees
Michael C. Forman	11,111.111	50.0%
David J. Adelman	11,111.111	50.0%
Independent Trustees
M. Walter D'Alessio	—	—
Marc R. Lederman	—	—
Judah C. Sommer	—	—
Executive Officers
Salvatore Faia	—	—
Edward T. Gallivan, Jr.	—	—
Zachary Klehr	—	—
Gerald F. Stahlecker	—	—
Stephen S. Sypherd	—	—
All Executive Officers and Trustees as a group (10 persons)	22,222.222	100.0%

*
Less than one percent.

(1)
The address for each trustee and Executive Officers are c/o FS Energy and Power Fund II, 201 Rouse Boulevard, Philadelphia, Pennsylvania 19112.

(2)
Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act.

(3)
Based on a total of approximately 22,222 common shares issued and outstanding on March 30, 2015.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Policy with Respect to Approval of Related Party Transactions

        The Company has procedures in place for the review, approval and monitoring of transactions involving it and certain persons related to it. For example, the Company's code of ethics generally prohibits any employee, officer or trustee from engaging in any transaction where there is a conflict between such individual's personal interest and the interests of it. Waivers to the code of ethics for any executive officer or member of the Company's board of trustees must be approved by its board of trustees and are publicly disclosed as required by applicable law and regulations. In addition, the Audit Committee is required to review and approve all transactions with related persons (as defined in Item 404 of Regulation S-K promulgated under the Exchange Act). Prior to the occurrence of a liquidity event, all future transactions with the Company's affiliates will be on terms no less favorable than could be obtained from an unaffiliated third party and must be approved by a majority of its board, including a majority of the Independent Trustees.

Related Party Transactions (amounts presented in thousands)

Compensation of the Dealer Manager and the Investment Adviser and its Affiliates

        Pursuant to the investment advisory and administrative services agreement, after the Company meets its minimum offering requirement, FSEP II Advisor will become entitled to an annual base management fee of 2.0% of the Company's average weekly gross assets and an incentive fee based on the Company's performance. Base management fees will be paid on a quarterly basis in arrears.

        The incentive fee will consist of two parts. The first part, which is referred to as the subordinated incentive fee on income, will be calculated and payable quarterly in arrears, will equal 20.0% of the Company's "pre-incentive fee net investment income" for the immediately preceding quarter and will be subject to a hurdle rate, expressed as a rate of return on adjusted capital, as defined in the investment advisory and administrative services agreement, equal to 1.625% per quarter, or an annualized hurdle rate of 6.5%. As a result, FSEP II Advisor will not earn this incentive fee for any quarter until the Company's pre-incentive fee net investment income for such quarter exceeds the hurdle rate of 1.625%. Once the Company's pre-incentive fee net investment income in any quarter exceeds the hurdle rate, FSEP II Advisor will be entitled to a "catch-up" fee equal to the amount of the pre-incentive fee net investment income in excess of the hurdle rate, until the Company's pre-incentive fee net investment income for such quarter equals 2.031% of adjusted capital, or 8.125% annually. This "catch-up" feature allows FSEP II Advisor to recoup the fees foregone as a result of the existence of the hurdle rate. Thereafter, FSEP II Advisor will be entitled to receive 20.0% of the Company's pre-incentive fee net investment income.

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

        The Company will also reimburse FSEP II Advisor for expenses necessary to perform services related to the Company's administration and operations, including FSEP II Advisor's allocable portion of the compensation and related expenses of certain personnel of Franklin Square Holdings providing administrative services to us on behalf of FSEP II Advisor. The amount of this reimbursement will be the lesser of (1) FSEP II Advisor's actual costs incurred in providing such services and (2) the amount that the Company estimates it would be required to pay alternative service providers for comparable services in the same geographic location. FSEP II Advisor will be required to allocate the cost of such services to the Company based on factors such as assets, revenues, time allocations and/or other reasonable metrics. The Company's board of trustees will review the methodology employed in determining how the expenses are allocated to the Company and the proposed allocation of the administrative expenses among the Company and certain affiliates of FSEP II Advisor. The Company's board of trustees will then assess the reasonableness of such reimbursements for expenses allocated to the Company based on the breadth, depth and quality of such services as compared to the estimated cost to the Company of obtaining similar services from third-party service providers known to be available. In addition, the Company's board of trustees will consider whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, the Company's board of trustees will, among other things, compare the total amount paid to FSEP II Advisor for such services as a percentage of the Company's net assets to the same ratio as reported by other comparable BDCs. The Company will not reimburse FSEP II Advisor for any services for which it receives a separate fee, or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of FSEP II Advisor.

        Franklin Square Holdings, an affiliate of FSEP II Advisor, has funded the Company's organization and offering costs in the amount of $2,401 for the period from February 6, 2014 (Inception) to December 31, 2014. These costs include legal, accounting, marketing and printing expenses associated with the Company's organization and offering activities, including costs related to preparation of the Company's registration statement and prospectus, and salaries and other direct expenses of FSEP II Advisor's personnel, employees of its affiliates and others while engaged in such activities on behalf of the Company.

        Under the investment advisory and administrative services agreement, there will be no liability on the Company's part for the offering or organization costs funded by FSEP II Advisor or its affiliates (including Franklin Square Holdings) until the investment advisory and administrative services agreement is effective and the Company has satisfied the minimum offering requirement. At such time, FSEP II Advisor will be entitled to receive 1.5% of the gross proceeds raised in the Company's continuous public offering until all offering or organization costs incurred have been recovered. The minimum reimbursement to FSEP II Advisor for such fees is expected to be $37.5, assuming the minimum offering requirement is satisfied.

        The dealer manager for the Company's continuous public offering is FS2, which is one of its affiliates. Under the dealer manager agreement among us, FSEP II Advisor and FS2, FS2 is entitled to receive sales commissions and dealer manager fees in connection with the sale of common shares in the Company's continuous public offering, all or a portion of which may be re-allowed to selected broker-dealers.

Capital Contributions by FSEP II Advisor

        In April 2014, pursuant to a private placement, Michael C. Forman and David J. Adelman, the co-founders of Franklin Square Holdings, contributed an aggregate of $200 to purchase approximately 22,222 common shares at $9.00 per share, which represents the initial public offering price of $10.00 per share, net of selling commissions and dealer manager fees. Messrs. Forman and Adelman will not tender these common shares for repurchase as long as FSEP II Advisor remains the Company's investment adviser.

Potential Conflicts of Interest

        FSEP II Advisor's senior management team is comprised of substantially the same personnel as the senior management teams of FB Income Advisor, LLC, FSIC II Advisor, LLC, FSIC III Advisor, LLC, FS Investment Advisor, LLC and FS Global Advisor, LLC, the investment advisers to Franklin Square Holdings' other affiliated BDCs and affiliated closed-end management investment company. As a result, such personnel provide investment advisory services to the Company and each of FS Investment Corporation, FS Investment Corporation II, FS Investment Corporation III, FS Energy and Power Fund and FS Global Credit Opportunities Fund. While none of FSEP II Advisor, FB Income Advisor, LLC, FSIC II Advisor, LLC, FSIC III Advisor, LLC, FS Investment Advisor, LLC or FS Global Advisor, LLC is currently making private corporate debt investments for clients other than the Company, FS Investment Corporation, FS Investment Corporation II, FS Investment Corporation III, FS Energy and Power Fund or FS Global Credit Opportunities Fund, respectively, any, or all, may do so in the future. In the event that FSEP II Advisor undertakes to provide investment advisory services to other clients in the future, it intends to allocate investment opportunities in a fair and equitable manner consistent with the Company's investment objectives and strategy, if necessary, so that the Company will not be disadvantaged in relation to any other client of FSEP II Advisor or its management team. In addition, even in the absence of FSEP II Advisor retaining additional clients, it is possible that some investment opportunities may be provided to FS Investment Corporation, FS Investment Corporation II, FS Investment Corporation III, FS Energy and Power Fund and/or FS Global Credit Opportunities Fund rather than to the Company.

Exemptive Relief

        In an order dated June 4, 2013, the SEC granted exemptive relief permitting the Company, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with certain affiliates of FSEP II Advisor, including FS Investment Corporation, FS Investment Corporation II, FS Investment Corporation III, FS Energy and Power Fund and any future BDCs that are advised by FSEP II Advisor or its affiliated investment advisers, or collectively, the Company's co-investment affiliates. The Company believes this relief may enhance its ability to further its investment objectives and strategy, and may also increase favorable investment opportunities for the Company, in part by allowing it to participate in larger investments, together with the Company's co-investment affiliates, than would be available to the Company if such relief had not been obtained. Because the Company does not have exemptive relief to engage in co-investment transactions with its investment sub-adviser, GSO and its affiliates, the Company will be permitted to co-invest with GSO and its affiliates only in accordance with existing regulatory guidance.

Expense Reimbursement

        Pursuant to the expense reimbursement agreement, Franklin Square Holdings has agreed to reimburse the Company for expenses in an amount that is sufficient to ensure that no portion of the Company's distributions to shareholders will be paid from its offering proceeds or borrowings.

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

        Pursuant to the expense reimbursement agreement, the Company has a conditional obligation to reimburse Franklin Square Holdings for any amounts funded by Franklin Square Holdings under such agreement if (and only to the extent that), during any fiscal quarter occurring within three years of the date on which Franklin Square Holdings funded such amount, the sum of the Company's net investment company taxable income, net capital gains and the amount of any dividends and other distributions paid to the Company on account of preferred and common equity investments in portfolio companies (to the extent not included in net investment company taxable income or net capital gains) exceeds the cumulative ordinary cash distributions paid by the Company to its shareholders during such quarter; provided, however, that (i) the Company will only reimburse Franklin Square Holdings for expense support payments made by Franklin Square Holdings to the extent that the payment of such reimbursement (together with any other reimbursement paid during such fiscal year) does not cause "other operating expenses" (as defined below) (on an annualized basis and net of any expense support payments received by the Company during such fiscal year) to exceed the lesser of (A) 1.75% of the Company's average net assets attributable to its common shares for the fiscal year-to-date period after taking such payments into account and (B) the percentage of the Company's average net assets attributable to its common shares represented by "other operating expenses" during the fiscal year in which such expense support payment from Franklin Square Holdings was made (provided, however, that this clause (B) shall not apply to any reimbursement payment which relates to an expense support payment from Franklin Square Holdings made during the same fiscal year); and (ii) the Company will not reimburse Franklin Square Holdings for expense support payments made by Franklin Square Holdings if the annualized rate of regular cash distributions declared by the Company at the time of such reimbursement payment is less than the annualized rate of regular cash distributions declared by the Company at the time Franklin Square Holdings made the expense support payment to which such reimbursement payment relates. "Other operating expenses" means the Company's total "operating expenses" (as defined below), excluding base management fees, incentive fees, organization and offering expenses, financing fees and costs, interest expense, brokerage commissions and extraordinary expenses. "Operating expenses" means all operating costs and expenses incurred, as determined in accordance with GAAP for investment companies.

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

Independence of Board of Trustees

        A majority of the members of the Company's board of trustees are not "interested persons," as defined in Section 2(a)(19) of the 1940 Act, of it or FSEP II Advisor. Section 2(a)(19) of the 1940 Act defines an "interested person" to include, among other things, any person who has, or within the last two years had, a material business or professional relationship with us.

        The Company's board of trustees is currently comprised of five trustees, three of whom are Independent Trustees. The Company's board of trustees has determined that the following trustees are Independent Trustees: Messrs. D'Alessio, Lederman and Sommer. Based upon information requested from each trustee concerning their background, employment and affiliations, the Company's board of trustees has affirmatively determined that none of the Independent Trustees has, or since our inception has had, a material business or professional relationship with it, other than in their capacity as a member of its board of trustees or any committee or as a shareholder.

        The Company's board of trustees has three standing committees: an Audit Committee, a Valuation Committee and a Nominating and Corporate Governance Committee. The current members of the Company's Audit Committee are Messrs. Lederman (Chairman) and D'Alessio. The current members of the Company's Valuation Committee are Messrs. Lederman (Chairman) and D'Alessio. The current members of the Company's Nominating and Corporate Governance Committee are Messrs. Sommer (Chairman) and D'Alessio.

Item 14.    Principal Accountant Fees and Services

        Set forth in the table below are audit fees and non-audit related fees billed to the Company by McGladrey LLP, or McGladrey, for professional services performed for the fiscal year ended December 31, 2014:

Fiscal Year	Audit Fees	Audit-Related Fees(1)	Tax Fees	All Other Fees(2)
2014	$75,490	—	—	—

(1)
"Audit-Related Fees" are those fees billed to us by McGladrey for services provided by McGladrey or fees billed for expenses relating to the review by McGladrey of the Company's registration statements filed with the SEC pursuant to the Securities Act of 1933, as amended.

(2)
"All Other Fees" are those fees billed to the Company by McGladrey in connection with permitted non-audit services.

        The Company's Audit Committee reviews, negotiates and approves in advance the scope of work, any related engagement letter and the fees to be charged by its independent registered public accounting firm for audit services and permitted non-audit services for it and for permitted non-audit services for FSEP II Advisor and any affiliates thereof that provide services to it if such non-audit services has a direct impact on the operations or financial reporting of it. Any requests for audit, audit-related, tax and other services that have not received general pre-approval must be submitted to the Company's Audit Committee for specific pre-approval in accordance with its pre-approval policy, irrespective of the amount, and cannot commence until such approval has been granted. Normally, pre-approval is considered at regularly scheduled meetings of the Company's Audit Committee. However, the Company's Audit Committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated must report any pre-approval decisions to the Company's Audit Committee at its next scheduled meeting. The Company's Audit Committee does not delegate its responsibilities to pre-approve services performed by McGladrey to management.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

a. Documents Filed as Part of this Report

        The following financial statements are set forth in Item 8:

b. Exhibits

        Please note that the agreements included as exhibits to this annual report on Form 10-K are included to provide information regarding their terms and are not intended to provide any other factual or disclosure information about FS Energy and Power Fund II or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement that have been made solely for the benefit of the other parties to the applicable agreement and may not describe the actual state of affairs as of the date they were made or at any other time.

        The following exhibits are filed as part of this annual report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Certificate of Trust of FS Energy and Power Fund II. (Incorporated by reference to Exhibit (a)(1) filed with FS Energy and Power Fund II's registration statement on Form N-2 (File No. 333-195237), filed on April 11, 2014.)
3.2
Amended and Restated Declaration of Trust of FS Energy and Power Fund II. (Incorporated by reference to Exhibit (a)(3) filed with Pre-Effective Amendment No. 2 to FS Energy and Power Fund II's registration statement on Form N-2 (File No. 333-195237), filed on August 22, 2014.)
3.3
Bylaws of FS Energy and Power Fund II. (Incorporated by reference to Exhibit (b) filed with Pre-Effective Amendment No. 2 to FS Energy and Power Fund II's registration statement on Form N-2 (File No. 333-195237), filed on August 22, 2014.)
4.1
Form of Subscription Agreement. (Incorporated by reference to Appendix A filed with Post-Effective Amendment No. 2 to FS Energy and Power Fund II's registration statement on Form N-2 (File No. 333-195237), filed on March 2, 2015.)
4.2
Distribution Reinvestment Plan of FS Energy and Power Fund II. (Incorporated by reference to Exhibit (e) filed with Pre-Effective Amendment No. 2 to FS Energy and Power Fund II's registration statement on Form N-2 (File No. 333-195237), filed on August 22, 2014.)
10.1
Investment Advisory and Administrative Services Agreement, dated as of July 31, 2014, by and between FS Energy and Power Fund II and FSEP II Advisor, LLC. (Incorporated by reference to Exhibit (g)(1) filed with Pre-Effective Amendment No. 2 to FS Energy and Power Fund II's registration statement on Form N-2 (File No. 333-195237), filed on August 22, 2014.)
10.2
Form of Investment Sub-Advisory Agreement, by and between FSEP II Advisor, LLC and GSO / Blackstone Debt Funds Management LLC. (Incorporated by reference to Exhibit (g) (2) filed with Post-Effective Amendment No. 2 to FS Energy and Power Fund II's registration statement on Form N-2 (File No. 333-195237), filed on August 22, 2014.)
10.3
Dealer Manager Agreement, dated as of July 31, 2014, by and among FS Energy and Power Fund II, FSEP II Advisor, LLC and FS2 Capital Partners, LLC. (Incorporated by reference to Exhibit (h)(1) filed with Post-Effective Amendment No. 1 to FS Energy and Power Fund II's registration statement on Form N-2 (File No. 333-195237), filed on November 12, 2014.)

10.4		Form of Selected Dealer Agreement (Included as Appendix A to the Dealer Manager Agreement). (Incorporated by reference to Exhibit (h)(1) filed with Post-Effective Amendment No. 1 to FS Energy and Power Fund II's registration statement on Form N-2 (File No. 333-195237), filed on November 12, 2014.)
10.5
Custodian Agreement, dated as of September 29, 2014, by and between FS Energy and Power Fund II and State Street Bank and Trust Company. (Incorporated by reference to Exhibit (j) filed with Post-Effective Amendment No. 1 to FS Energy and Power Fund II's registration statement on Form N-2 (File No. 333-195237), filed on November 12, 2014.)
10.6
Escrow Agreement, dated as of July 31, 2014, by and among FS Energy and Power Fund II, UMB Bank, N.A. and FS2 Capital Partners, LLC. (Incorporated by reference to Exhibit (k)(1) filed with Post-Effective Amendment No. 1 to FS Energy and Power Fund II's registration statement on Form N-2 (File No. 333-195237), filed on November 12, 2014.)
10.7
Expense Support and Conditional Reimbursement Agreement, dated as of July 31, 2014, by and between FS Energy and Power Fund II and Franklin Square Holdings, L.P. (Incorporated by reference to Exhibit (k)(2) filed with Post-Effective Amendment No. 1 to FS Energy and Power Fund II's registration statement on Form N-2 (File No. 333-195237), filed on November 12, 2014.)
14.1
Code of Ethics of the Registrant. (Incorporated by reference to Exhibit (r)(1) filed with Pre-Effective Amendment No. 2 to FS Energy and Power Fund II's registration statement on Form N-2 (File No. 333-195237), filed on August 22, 2014.)
14.2
Code of Ethics of FSEP II Advisor, LLC. (Incorporated by reference to Exhibit (r)(2) filed with Pre-Effective Amendment No. 2 to FS Energy and Power Fund II's registration statement on Form N-2 (File No. 333-195237), filed on August 22, 2014.)
31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.
31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.
32.1	*	Certification of Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed herewith.

c. Financial statement schedules

        No financial statement schedules are filed herewith because (1) such schedules are not required or (2) the information has been presented in the aforementioned financial statements.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

FS ENERGY AND POWER FUND II
Date: March 30, 2015	/s/ Michael C. Forman Michael C. Forman Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: March 30, 2015	/s/ MICHAEL C. FORMAN Michael C. Forman Chief Executive Officer
Date: March 30, 2015	/s/ EDWARD T. GALLIVAN, JR. Edward T. Gallivan, Jr. Chief Financial Officer (Principal Accounting and Financial Officer)
Date: March 30, 2015	/s/ DAVID J. ADELMAN David J. Adelman Trustee
Date: March 30, 2015	/s/ M. WALTER D'ALESSIO M. Walter D'Alessio Trustee
Date: March 30, 2015	/s/ MARC R. LEDERMAN Marc R. Lederman Trustee
Date: March 30, 2015	/s/ JUDAH C. SOMMER Judah C. Sommer Trustee