Form 10-Q
period 2015-03-31
FS Energy & Power Fund II
filed 2015-05-15
CIK 1599750

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 814-01066

FS Energy and Power Fund II
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	46-4783632 (I.R.S. Employer Identification No.)
201 Rouse Boulevard Philadelphia, Pennsylvania (Address of principal executive office)	19112 (Zip Code)

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

        The issuer had 22,222 common shares of beneficial interest outstanding as of May 15, 2015.

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

FS Energy and Power Fund II

Balance Sheets

(in thousands, except share and per share amounts)

	March 31, 2015 (Unaudited)	December 31, 2014
Assets
Cash and cash equivalents	$200	$200

Total assets	$200	$200

Commitments and contingencies ($2,836 and $2,401, respectively)(1)
Shareholders' equity
Preferred shares, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	$—	$—
Common shares, $0.001 par value, 750,000,000 shares authorized, 22,222 shares issued and outstanding	—	—
Capital in excess of par value	200	200

Total shareholders' equity	$200	$200

Net asset value per common share at period end	$9.00	$9.00

(1)
See Note 5 for a discussion of the Company's commitments and contingencies.

See notes to unaudited financial statements.

FS Energy and Power Fund II

Notes to Unaudited Financial Statements

(in thousands, except share and per share amounts)

Note 1. Principal Business and Organization

        FS Energy and Power Fund II, or the Company, was formed as a Delaware statutory trust under the Delaware Statutory Trust Act on February 6, 2014 and has been inactive since that date except for matters relating to its organization. The Company expects to formally commence investment operations upon raising gross offering proceeds in excess of $2,500, or the minimum offering requirement, all of which must be from sales of its common shares of beneficial interest, or common shares in its continuous public offering to persons who are not affiliated with the Company or the Company's investment adviser, FSEP II Advisor, LLC, or FSEP II Advisor. FSEP II Advisor is a private investment firm that is registered as an investment adviser under the Investment Advisers Act of 1940, as amended, and is an affiliate of the Company.

        The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. The Company will elect to be treated for U.S. federal income tax purposes, and intends to qualify annually thereafter, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code.

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

Note 2. Summary of Significant Accounting Policies

        Basis of Presentation:    The accompanying unaudited financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company's interim unaudited financial statements should be read in conjunction with its audited financial statements as of and for the period from February 6, 2014 (Inception) to December 31, 2014 included in the Company's annual report on Form 10-K. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. The December 31, 2014 balance sheet is derived from the Company's audited financial statements as of and for the year ended December 31, 2014. The Company is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies. The Company has evaluated the impact of subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission, or the SEC.

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

        Subordinated Income Incentive Fee:    Pursuant to the investment advisory and administrative services agreement, FSEP II Advisor may also be entitled to receive a subordinated incentive fee on income. The subordinated incentive fee on income, which will be calculated and payable quarterly in arrears, equals 20.0% of the Company's "pre-incentive fee net investment income" for the immediately preceding quarter and is subject to a hurdle rate, expressed as a rate of return on adjusted capital, as defined in the investment advisory and administrative services agreement, equal to 1.625% per quarter, or an annualized hurdle rate of 6.5%. As a result, FSEP II Advisor will not earn this incentive fee for any quarter until the Company's pre-incentive fee net investment income for such quarter exceeds the hurdle rate of 1.625%. Once the Company's pre-incentive fee net investment income in any quarter exceeds the hurdle rate, FSEP II Advisor will be entitled to a "catch-up" fee equal to the amount of the pre-incentive fee net investment income in excess of the hurdle rate, until the Company's pre-incentive fee net investment income for such quarter equals 2.031%, or 8.125% annually, of

FS Energy and Power Fund II

Notes to Unaudited Financial Statements (Continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (Continued)

adjusted capital. Thereafter, FSEP II Advisor will be entitled to receive 20.0% of pre-incentive fee net investment income.

        Organization Costs:    Organization costs include, among other things, the cost of organizing as a Delaware statutory trust, including the cost of legal services and other fees pertaining to the Company's organization. These costs will be expensed as the Company raises proceeds in its continuous public offering. For the three months ended March 31, 2015, organization costs of $39 were incurred on behalf of the Company by Franklin Square Holdings, L.P., or Franklin Square Holdings, an affiliate of FSEP II Advisor (see Note 3).

        Offering Costs:    Offering costs include, among other things, legal fees and other costs pertaining to the preparation of the Company's Registration Statement on Form N-2 relating to the continuous public offering of its common shares, including salaries and direct expenses of FSEP II Advisor's personnel, employees of its affiliates and others while engaged in such activities. The Company will charge offering costs against capital in excess of par value as the Company raises proceeds in its continuous public offering. For the three months ended March 31, 2015, offering costs of $396 were incurred on behalf of the Company by Franklin Square Holdings (see Note 3).

        Under the terms of the investment advisory and administrative services agreement, upon satisfaction of the minimum offering requirement, FSEP II Advisor will be entitled to receive 1.5% of gross proceeds raised in the Company's continuous public offering until all organization and offering costs funded by FSEP II Advisor or its affiliates (including Franklin Square Holdings) have been recovered.

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

        The incentive fee will consist of two parts. The first part of the incentive fee, which is referred to as the subordinated incentive fee on income, will be calculated and payable quarterly in arrears, will equal 20.0% of the Company's "pre-incentive fee net investment income" for the immediately preceding quarter and will be subject to a hurdle rate, expressed as a rate of return on adjusted capital, as defined in the investment advisory and administrative services agreement, equal to 1.625% per quarter, or an annualized hurdle rate of 6.5%. As a result, FSEP II Advisor will not earn this incentive fee for any quarter until the Company's pre-incentive fee net investment income for such quarter exceeds the hurdle rate of 1.625%. Once the Company's pre-incentive fee net investment income in any quarter exceeds the hurdle rate, FSEP II Advisor will be entitled to a "catch-up" fee equal to the amount of the pre-incentive fee net investment income in excess of the hurdle rate, until the Company's pre-incentive fee net investment income for such quarter equals 2.031% of adjusted capital, or 8.125% annually. This "catch-up" feature allows FSEP II Advisor to recoup the fees foregone as a result of the existence of the hurdle rate. Thereafter, FSEP II Advisor will be entitled to receive 20.0% of the Company's pre-incentive fee net investment income.

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

        The Company will also reimburse FSEP II Advisor for expenses necessary to perform services related to the Company's administration and operations, including FSEP II Advisor's allocable portion of the compensation and related expenses of certain personnel of Franklin Square Holdings providing administrative services to the Company on behalf of FSEP II Advisor. The amount of this reimbursement will be the lesser of (1) FSEP II Advisor's actual costs incurred in providing such services and (2) the amount that the Company estimates it would be required to pay alternative service providers for comparable services in the same geographic location. FSEP II Advisor will be required to allocate the cost of such services to the Company based on factors such as assets, revenues, time allocations and/or other reasonable metrics. The Company's board of trustees will review the methodology employed in determining how the expenses are allocated to the Company and the proposed allocation of the administrative expenses among the Company and certain affiliates of FSEP II Advisor. The Company's board of trustees will then assess the reasonableness of such reimbursements for expenses allocated to the Company based on the breadth, depth and quality of such services as compared to the estimated cost to the Company of obtaining similar services from third-party service providers known to be available. In addition, the Company's board of trustees will consider whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, the Company's board of trustees will, among other things, compare the total amount paid to FSEP II Advisor for such services as a percentage of the Company's net assets to the same ratio as reported by other comparable BDCs. The Company will not reimburse FSEP II Advisor for any services for which it receives a separate fee, or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of FSEP II Advisor.

        Franklin Square Holdings, an affiliate of FSEP II Advisor, has funded the Company's organization and offering costs in the amount of $435 for the three months ended March 31, 2015.

        These costs include legal, accounting, marketing and printing and other expenses associated with the Company's organization and offering activities, including costs related to preparation of the Company's registration statement and prospectus, and salaries and other direct expenses of FSEP II Advisor's personnel, employees of its affiliates and others while engaged in such activities on behalf of the Company.

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

        The dealer manager for the Company's continuous public offering is FS2 Capital Partners, LLC, or FS2, which is one of the Company's affiliates. Under the dealer manager agreement among the Company, FSEP II Advisor and FS2, or the dealer manager agreement, FS2 is entitled to receive sales commissions and dealer manager fees in connection with the sale of common shares in the Company's continuous public offering, all or a portion of which may be re-allowed to selected broker-dealers.

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

FS Energy and Power Fund II

Notes to Unaudited Financial Statements (Continued)

(in thousands, except share and per share amounts)

Note 3. Related Party Transactions (Continued)

Exemptive Relief

        In an order dated June 4, 2013, the SEC granted exemptive relief permitting the Company, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with certain affiliates of FSEP II Advisor, including FS Investment Corporation, FS Investment Corporation II, FS Investment Corporation III, FS Energy and Power Fund and any future BDCs that are advised by FSEP II Advisor or its affiliated investment advisers, or collectively, the co-investment affiliates. The Company believes this relief may enhance its ability to further its investment objectives and strategy, and may also increase favorable investment opportunities for the Company, in part by allowing it to participate in larger investments, together with the co-investment affiliates, than would be available to the Company if such relief had not been obtained. Because the Company does not have exemptive relief to engage in co-investment transactions with its investment sub-adviser, GSO Capital Partners LP, or GSO, and its affiliates, the Company will be permitted to co-invest with GSO and its affiliates only in accordance with existing regulatory guidance.

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

        The Company currently intends to limit the number of common shares to be repurchased during any calendar year to the number of common shares it can repurchase with the proceeds it receives from the issuance of common shares under its distribution reinvestment plan. Because the Company's distribution reinvestment plan is structured as an "opt in" program that requires shareholders to affirmatively elect to have their cash distributions reinvested in additional common shares, such requirement may contribute to the illiquidity of the Company's common shares. At the discretion of the Company's board of trustees, the Company may also use cash on hand, cash available from borrowings and cash from the liquidation of securities investments as of the end of the applicable period to repurchase common shares. In addition, beginning with the first full calendar quarter in the year following the date that the Company satisfies the minimum offering requirement, the Company will limit the number of common shares to be repurchased in any calendar year to 10% of the weighted average number of common shares outstanding in the prior calendar year, or 2.5% in each calendar quarter, though the actual number of common shares that the Company offers to repurchase may be less in light of the limitations noted above. The Company intends to offer to repurchase such common shares on each date of repurchase at a price equal to 90% of the offering price in effect on each date of repurchase. In months in which the Company repurchases common shares pursuant to its share repurchase program, the Company expects to conduct repurchases on the same date that it holds its

FS Energy and Power Fund II

Notes to Unaudited Financial Statements (Continued)

(in thousands, except share and per share amounts)

Note 4. Share Repurchase Program (Continued)

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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations. (in thousands, except share and per share amounts)

        The information contained in this section should be read in conjunction with our unaudited financial statements and the related notes thereto included elsewhere in this quarterly report on Form 10-Q. In this report, "we," "us" and "our" refer to FS Energy and Power Fund II.

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

  •
  changes in the general interest rate environment;

  •
  the adequacy of our cash resources, financing sources and working capital;

  •
  the timing and amount of cash flows, distributions and dividends, if any, from our portfolio companies;

  •
  our contractual arrangements and relationships with third parties;

  •
  actual and potential conflicts of interest with FSEP II Advisor, FB Income Advisor, LLC, FSIC II Advisor, LLC, FSIC III Advisor, LLC, FS Investment Advisor, LLC, FS Global Advisor, LLC, FS Investment Corporation, FS Investment Corporation II, FS Investment Corporation III, FS Energy and Power Fund, FS Global Credit Opportunities Fund, GSO, or any of their affiliates;

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

  •
  the impact on our business of the Dodd-Frank Wall Street Reform and Consumer Protection Act, as amended, and the rules and regulations issued thereunder;

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

        Our investment activities will be managed by FSEP II Advisor and supervised by our board of trustees, a majority of whom are independent. Under the investment advisory and administrative services agreement, we have agreed to pay FSEP II Advisor an annual base management fee based on the average value of our weekly gross assets as well as incentive fees based on our performance. FSEP II Advisor has engaged GSO to act as our investment sub-adviser. GSO will assist FSEP II Advisor in identifying investment opportunities and will make investment recommendations for approval by FSEP II Advisor according to guidelines set by FSEP II Advisor.

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

        We anticipate that our portfolio will be comprised primarily of income-oriented securities, which refers to debt securities and income-oriented preferred and common equity interests, of privately-held Energy companies within the United States. We intend to weight our portfolio towards senior and subordinated debt. In addition to investments purchased from dealers or other investors in the secondary market, we expect to invest in primary market transactions and directly originated investments as this will provide us with the ability to tailor investments to best match a project's or company's needs with our investment objectives. Our portfolio may also be comprised of select income-oriented preferred or common equity interests, which refers to equity interests that pay consistent, high-yielding dividends, that we believe will produce both current income and long-term capital appreciation. These income-oriented preferred or common equity interests may include interests in master limited partnerships. In connection with certain of our debt investments, we may on occasion receive equity interests such as warrants or options as additional consideration. In addition, a portion of our portfolio may be comprised of minority interests in the form of common or preferred equity or other equity-related securities, such as rights and warrants that may be converted into or exchanged for common stock or the cash value of common stock or other equity, in our target companies, as well as derivatives, including total return swaps and credit default swaps. We expect that the size of our individual investments will generally range between $5,000 and $75,000 each, although investments may vary proportionally as the size of our capital base changes and will ultimately be made at the discretion of FSEP II Advisor, subject to oversight by our board of trustees. Prior to raising sufficient capital, we may make smaller investments due to liquidity constraints.

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

        We will reimburse FSEP II Advisor for expenses necessary to perform services related to our administration and operations, including FSEP II Advisor's allocable portion of the compensation and related expenses of certain personnel of Franklin Square Holdings providing administrative services to us on behalf of FSEP II Advisor. Such services will include the provision of general ledger accounting, fund accounting, legal services, investor relations and other administrative services. FSEP II Advisor also will perform, or oversee the performance of, our corporate operations and required administrative services, which includes being responsible for the financial records that we are required to maintain and preparing reports for our shareholders and reports filed with the SEC. In addition, FSEP II Advisor will assist us in calculating our net asset value, overseeing the preparation and filing of tax returns and the printing and dissemination of reports to our shareholders, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others. See "—Related Party Transactions" for additional information regarding the reimbursements payable to FSEP II Advisor for administrative services and the methodology for determining the amount of any such reimbursements. We will bear all other expenses of our operations and transactions. For additional information regarding these expenses, please see our annual report on Form 10-K for the year ended December 31, 2014.

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

        We or Franklin Square Holdings may terminate the expense reimbursement agreement at any time. The expense reimbursement agreement will automatically terminate (i) if we terminate the investment advisory and administrative services agreement, (ii) if our board of trustees makes a determination to dissolve or liquidate us or (iii) upon a liquidity event of us, including but not limited to (1) a listing of our common shares on a national securities exchange, (2) the sale of all or substantially all of our assets either on a complete portfolio basis or individually followed by a liquidation or (3) a merger or another transaction approved by our board of trustees in which shareholders will likely receive cash or shares of a publicly-traded company. Franklin Square Holdings has indicated that it expects to continue such reimbursements until it deems that we have achieved economies of scale sufficient to ensure that we bear a reasonable level of expenses in relation to our income.

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

Portfolio Investment Activity for the Three Months Ended March 31, 2015 and for the Period from February 6, 2014 (Inception) to December 31, 2014.

        For the three months ended March 31, 2015 and for the period from February 6, 2014 (Inception) to December 31, 2014, we did not make or sell any investments.

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

        We may borrow funds to make investments, including before we have fully invested the proceeds from our continuous public offering, to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our board of trustees determines that leveraging our portfolio would be in our best interests and the best interests of our shareholders. However, we have not currently decided whether, and to what extent, we will finance portfolio investments using debt. We do not currently anticipate issuing any preferred shares.

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

RIC Status and Distributions

        We intend to elect to be treated for U.S. federal income tax purposes, and intend to qualify annually thereafter, as a RIC under Subchapter M of the Code. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that we distribute as dividends to our shareholders. In order to qualify for and maintain RIC tax treatment, we must, among other things, distribute to our shareholders each tax year dividends of an amount at least equal to 90% of our "investment company taxable income," determined without regard to any deduction for dividends paid. As long as the distributions are declared by the later of the fifteenth day of the ninth month following the close of the tax year or the due date of the tax return, including extensions, distributions paid up to one year after the current tax year can be carried back to the prior tax year for determining the distributions paid in such tax year. We intend to make sufficient distributions to our shareholders to qualify for and maintain our RIC status each tax year. We will also generally be subject to nondeductible U.S. federal excise taxes on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our net ordinary taxable income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of our capital gain net income, which is the excess of capital gains over capital losses for the one-year period ending on October 31 of that calendar year (adjusted for certain ordinary losses) and (3) any net ordinary income and capital gain net income for the preceding years that were not distributed during such years and on which we paid no U.S. federal income tax. Any distribution declared by us during October, November or December of any calendar year, payable to shareholders of record on a specified date in such a month and actually paid during January of the following calendar year, will be treated as if it had been paid by us, as well as received by our U.S. shareholders on December 31 of the calendar year in which the distribution was declared.

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

  •
  our valuation committee will review the preliminary valuation and FSEP II Advisor's management team, together with our independent valuation firms, if applicable, will respond and supplement the preliminary valuation to reflect any comments provided by the valuation committee; and

  •
  our board of trustees will discuss valuations and will determine the fair value of each such investment in our portfolio in good faith based on various statistical and other factors, including the input and recommendation of FSEP II Advisor, the valuation committee and any third-party valuation firms, if applicable.

        Determination of fair value involves subjective judgments and estimates. Accordingly, the notes to our financial statements will refer to the uncertainty with respect to the possible effect of such valuations and any change in such valuations on our financial statements. In making its determination of fair value, our board of trustees may use independent third-party pricing or valuation services. However, our board of trustees will not be required to determine fair value in accordance with the valuation provided by any single source, and retains the discretion to use any relevant data, including information obtained from FSEP II Advisor or any independent third-party valuation or pricing service that it deems to be reliable in determining fair value under the circumstances. Below is a description of factors that our board of trustees may consider when valuing our debt and equity investments.

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

        We will periodically benchmark the bid and ask prices we receive from the third-party pricing service and/or dealers, as applicable, against the actual prices at which we purchase and sell our investments. We may also use other methods, including the use of independent valuation firms, to determine fair value for securities for which we cannot obtain prevailing bid and ask prices through our third-party pricing service or independent dealers or where our board of trustees otherwise may determine that the use of such other methods is appropriate. We will periodically benchmark the valuations provided by the independent valuation firms against the actual prices at which we purchase and sell our investments. We believe that these prices will be reliable indicators of fair value. Our valuation committee and board of trustees will review and approve the valuation determinations made with respect to these investments in a manner consistent with our valuation process

Revenue Recognition

        We expect that security transactions will be accounted for on the trade date. We will record interest income on an accrual basis to the extent that we expect to collect such amounts. We will record dividend income on the ex-dividend date. We will not accrue as a receivable interest or dividends on loans and securities if we have reason to doubt our ability to collect such income. Loan origination fees, original issue discount and market discount will be capitalized and we will amortize such amounts as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees and original issue discount will be recorded as interest income. Structuring and other non-recurring upfront fees will be recorded as fee income when earned. We will record prepayment premiums on loans and securities as fee income when we receive such amounts.

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

Organization Costs

        Organization costs include, among other things, the cost of organizing as a Delaware statutory trust, including the cost of legal services and other fees pertaining to our organization. These costs will be expensed as we raise proceeds in our continuous public offering. For the three months ended March 31, 2015, organization costs of $39 were incurred on our behalf by Franklin Square Holdings. See also "—Related Party Transactions."

Offering Costs

        Offering costs include, among other things, legal fees and other costs pertaining to the preparation of our Registration Statement on Form N-2 relating to our continuous public offering of our common shares, including salaries and direct expenses of FSEP II Advisor's personnel, employees of its affiliates and others while engaged in such activities. We will charge offering costs against capital in excess of par value as we raise proceeds in our continuous public offering. During the three months ended March 31,

2015, offering costs of $396 were incurred on our behalf by Franklin Square Holdings. See also "—Related Party Transactions."

        Under the terms of the investment advisory and administrative services agreement, upon satisfaction of the minimum offering requirement, FSEP II Advisor will be entitled to receive 1.5% of gross proceeds raised in our continuous public offering until all organization and offering costs funded by FSEP II Advisor or its affiliates (including Franklin Square Holdings) have been recovered.

Income Taxes

        We have elected to be treated for U.S. federal income tax purposes, and intend to qualify annually thereafter, as a RIC under Subchapter M of the Code. To qualify for and maintain our qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements and distribute to our shareholders, for each tax year, dividends of an amount at least equal to 90% of our "investment company taxable income," which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any income or capital gains that we distribute to our shareholders. We intend to make distributions in an amount sufficient to qualify for and maintain our RIC status each year and to avoid any U.S. federal income taxes on income so distributed. We will also be subject to nondeductible U.S. federal excise taxes if we do not distribute at least 98% of net ordinary income, 98.2% of any capital gain net income, if any, and any recognized and undistributed income from prior years for which we paid no U.S. federal income taxes.

Uncertainty in Income Taxes

        We will evaluate our tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in our financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is "more likely than not" to be sustained assuming examination by taxing authorities. We will recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in our statements of operations. During the three months ended March 31, 2015, we did not incur any interest or penalties.

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

Contractual Obligations

        We have entered into an agreement with FSEP II Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the investment advisory and administrative services agreement will be equal to (a) an annual base management fee of 2.0% of our average weekly gross assets and (b) an incentive fee based on our performance. FSEP II Advisor and, to the extent it is required to provide such services, our investment sub-adviser, will be reimbursed for administrative expenses incurred on our behalf. For the three months ended March 31, 2015, no services had been performed by FSEP II Advisor under the investment advisory and administrative services agreement, and no fees or reimbursements had been earned or paid to date.

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

        The incentive fee will consist of two parts. The first part of the incentive fee, which is referred to as the subordinated incentive fee on income, will be calculated and payable quarterly in arrears, will equal 20.0% of "pre-incentive fee net investment income" for the immediately preceding quarter and will be subject to a hurdle rate, expressed as a rate of return on adjusted capital, as defined in the investment advisory and administrative services agreement, equal to 1.625% per quarter, or an annualized hurdle rate of 6.5%. The second part of the incentive fee, which is referred to as the incentive fee on capital gains, will be accrued for on a quarterly basis and, if earned, will be paid annually. We will accrue this incentive fee based on net realized and unrealized gains; however, under the terms of the investment advisory and administrative services agreement, the fee payable to FSEP II Advisor will be based on realized gains and no such fee will be payable with respect to unrealized gains unless and until such gains are actually realized. See "—Critical Accounting Policies—Capital Gains Incentive Fee" and "—Critical Accounting Policies—Subordinated Income Incentive Fee."

        Pursuant to the investment advisory and administrative services agreement, FSEP II Advisor will oversee our day-to-day operations, including the provision of general ledger accounting, fund accounting, legal services, investor relations and other administrative services. FSEP II Advisor will also perform, or oversee the performance of, our corporate operations and required administrative services, which will include being responsible for the financial records which we will be required to maintain and preparing reports for our shareholders and reports filed with the SEC. In addition, FSEP II Advisor will assist us in calculating our net asset value, overseeing the preparation and filing of tax returns and the printing and dissemination of reports to our shareholders, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others. We will reimburse FSEP II Advisor for expenses necessary to perform services related to our administration and operations, including FSEP II Advisor's allocable portion of the compensation and related expenses of certain personnel of Franklin Square Holdings providing administrative services to us on behalf of FSEP II Advisor. The amount of this reimbursement will be the lesser of (1) FSEP II Advisor's actual costs incurred in providing such services and (2) the amount that we estimate we would be required to pay alternative service providers for comparable services in the same geographic location. FSEP II Advisor will be required to allocate the cost of such services to us based on factors such as assets, revenues, time allocations and/or other reasonable metrics. Our board of trustees will review the methodology employed in determining how the expenses are allocated to us and the proposed allocation of the administrative expenses among us and certain affiliates of FSEP II Advisor. Our board of trustees will then assess the reasonableness of such reimbursements based on the breadth, depth and quality of such services as compared to the estimated cost to us of obtaining similar services from third-party service providers known to be available. In addition, our board of trustees will consider whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, our board of trustees will, among other things, compare the total amount paid to FSEP II Advisor for such services as a percentage of our net assets to the same ratio as reported by other comparable BDCs. We will not reimburse FSEP II Advisor for any services for which it receives a separate fee, or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of FSEP II Advisor.

        Franklin Square Holdings has funded organization and offering costs in the amount of $435 for the three months ended March 31, 2015. These costs include legal, accounting, marketing and printing expenses associated with our organization and offering activities, including costs related to preparation of our registration statement and prospectus, and salaries and other direct expenses of FSEP II Advisor's personnel, employees of its affiliates and others while engaged in such activities on behalf of us. Under the terms of the investment advisory and administrative services agreement, there is no liability on our part for the offering or organization costs funded by FSEP II Advisor or its affiliates (including Franklin Square Holdings) until the investment advisory and administrative services agreement is effective and we have met the minimum offering requirement. At such time, FSEP II Advisor will be entitled to receive 1.5% of gross proceeds raised in our continuous public offering until all organization and offering costs funded by FSEP II Advisor or its affiliates (including Franklin Square Holdings) have been recovered. The minimum reimbursement to FSEP II Advisor for such fees is $37.5, assuming we are able to raise $2,500 in gross proceeds. The investment advisory and administrative services agreement will not be effective until we meet the minimum offering requirement.

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

Exemptive Relief

        In an order dated June 4, 2013, the SEC granted exemptive relief permitting us, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with our co-investment affiliates. We believe this relief may enhance our ability to further our investment objectives and strategy, and may also increase favorable investment opportunities for us, in part by allowing us to participate in larger investments, together with our co-investment affiliates, than would be available to us if such relief had not been obtained. Because we do not have exemptive relief to engage in co-investment transactions with our investment sub-adviser, GSO, and its affiliates, we will be permitted to co-invest with GSO and its affiliates only in accordance with existing regulatory guidance.

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

        During the three months ended March 31, 2015, we did not accrue any expense reimbursements from Franklin Square Holdings.

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

        We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the three months ended March 31, 2015, we did not engage in interest rate hedging activities.

        In addition, we may have risk regarding portfolio valuation. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments."

Item 4.    Controls and Procedures.

        As required by Rule 13a-15(b) promulgated under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2015. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.

        There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Exchange Act) that occurred during the three month period ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings.

        We are not currently subject to any material legal proceedings, and, to our knowledge, no material legal proceedings are threatened against us. From time to time, we may be party to certain legal proceedings in the ordinary course of business. While the outcome of any legal proceedings cannot be predicted with certainty, we do not expect that any such proceedings will have a material effect upon our financial condition or results of operations.

Item 1A.    Risk Factors.

        There have been no material changes from the risk factors set forth in our annual report on Form 10-K for the fiscal year ended December 31, 2014.

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
4.1
Form of Subscription Agreement. (Incorporated by reference to Appendix A filed with Post-Effective Amendment No. 3 to FS Energy and Power Fund II's registration statement on Form N-2 (File No. 333-195237) filed on April 22, 2015.)
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
10.2
Form of Investment Sub-Advisory Agreement, by and between FSEP II Advisor, LLC and GSO / Blackstone Debt Funds Management LLC. (Incorporated by reference to Exhibit (g)(2) filed with Post-Effective Amendment No. 2 to FS Energy and Power Fund II's registration statement on Form N-2 (File No. 333-195237) filed on August 22, 2014.)
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

*
Filed herewith.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 15, 2015.

FS Energy and Power Fund II
By:	/s/ MICHAEL C. FORMAN Michael C. Forman Chief Executive Officer (Principal Executive Officer)
By:	/s/ EDWARD T. GALLIVAN, JR. Edward T. Gallivan, Jr. Chief Financial Officer (Principal Financial and Accounting Officer)