Form 10-Q
period 2015-06-30
FS Energy & Power Fund II
filed 2015-08-14
CIK 1599750

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015
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

        The issuer had 22,222 common shares of beneficial interest outstanding as of August 14, 2015.

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

FS Energy and Power Fund II

Balance Sheets

(in thousands, except share and per share amounts)

	June 30, 2015 (Unaudited)	December 31, 2014
Assets
Cash and cash equivalents	$200	$200

Total assets	$200	$200

Commitments and contingencies ($3,280 and $2,401, respectively)(1)
Shareholders' equity
Preferred shares, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	$—	$—
Common shares, $0.001 par value, 750,000,000 shares authorized, 22,222 shares issued and outstanding	—	—
Capital in excess of par value	200	200

Total shareholders' equity	$200	$200

Net asset value per common share at period end	$9.00	$9.00

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

        The Company has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code.

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

Note 2. Summary of Significant Accounting Policies

        Basis of Presentation:    The accompanying unaudited financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company's interim unaudited financial statements should be read in conjunction with its audited financial statements as of and for the period from February 6, 2014 (Inception) to December 31, 2014 included in the Company's annual report on Form 10-K. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. The December 31, 2014 balance sheet is derived from the Company's audited financial statements as of and for the period from February 6, 2014 (Inception) to December 31, 2014. The Company is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies. The Company has evaluated the impact of subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission, or the SEC.

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

        While the investment advisory and administrative services agreement neither includes nor contemplates the inclusion of unrealized gains in the calculation of the capital gains incentive fee, pursuant to an interpretation of an American Institute of Certified Public Accountants, or AICPA, Technical Practice Aid for investment companies, the Company will include unrealized gains in the calculation of the capital gains incentive fee expense and related accrued capital gains incentive fee. This accrual will reflect the incentive fees that would be payable to FSEP II Advisor if the Company's entire portfolio was liquidated at its fair value as of the balance sheet date even though FSEP II Advisor will not be entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized.

        Subordinated Income Incentive Fee:    Pursuant to the investment advisory and administrative services agreement, FSEP II Advisor may also be entitled to receive a subordinated incentive fee on income. The subordinated incentive fee on income, which will be calculated and payable quarterly in arrears, equals 20.0% of the Company's "pre-incentive fee net investment income" for the immediately preceding quarter and is subject to a hurdle rate, expressed as a rate of return on adjusted capital equal to 1.625% per quarter, or an annualized hurdle rate of 6.5%. As a result, FSEP II Advisor will not earn this part of the incentive fee for any quarter until the Company's pre-incentive fee net investment income for such quarter exceeds the hurdle rate of 1.625%. For purposes of this fee, "adjusted capital" means cumulative gross proceeds generated from sales of the Company's common shares (including its distribution reinvestment plan) reduced for amounts paid for share repurchases pursuant to the Company's share repurchase program. Once the Company's pre-incentive fee net investment income in any quarter exceeds the hurdle rate, FSEP II Advisor will be entitled to a

FS Energy and Power Fund II

Notes to Unaudited Financial Statements (Continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (Continued)

"catch-up" fee equal to the amount of the pre-incentive fee net investment income in excess of the hurdle rate, until the Company's pre-incentive fee net investment income for such quarter equals 2.031%, or 8.125% annually, of adjusted capital. Thereafter, FSEP II Advisor will be entitled to receive 20.0% of pre-incentive fee net investment income.

        Organization Costs:    Organization costs include, among other things, the cost of organizing as a Delaware statutory trust, including the cost of legal services and other fees pertaining to the Company's organization. These costs will be expensed as the Company raises proceeds in its continuous public offering. For the three and six months ended June 30, 2015, organization costs of $53 and $92, respectively, were incurred on behalf of the Company by Franklin Square Holdings, L.P., or Franklin Square Holdings, an affiliate of FSEP II Advisor (see Note 3). For the period from February 6, 2014 (Inception) to June 30, 2014, organization costs of $115 were incurred and paid on behalf of the Company by Franklin Square Holdings.

        Offering Costs:    Offering costs include, among other things, legal fees and other costs pertaining to the preparation of the Company's Registration Statement on Form N-2 relating to the continuous public offering of its common shares, including salaries and direct expenses of FSEP II Advisor's personnel, employees of its affiliates and others while engaged in such activities. The Company will charge offering costs against capital in excess of par value on the Company's balance sheets as the Company raises proceeds in its continuous public offering. For the three and six months ended June 30, 2015, offering costs of $391 and $787, respectively, were incurred on behalf of the Company by Franklin Square Holdings (see Note 3). For the period from February 6, 2014 (Inception) to June 30, 2014, offering costs of $1,193 were incurred and paid on behalf of the Company by Franklin Square Holdings.

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

Note 3. Related Party Transactions

Compensation of the Investment Adviser and Dealer Manager

        Pursuant to the investment advisory and administrative services agreement, after the Company meets its minimum offering requirement, FSEP II Advisor will become entitled to an annual base management fee of 2.0% of the Company's average weekly gross assets and an incentive fee based on the Company's performance. Base management fees will be paid on a quarterly basis in arrears.

        The incentive fee will consist of two parts. The first part of the incentive fee, which is referred to as the subordinated incentive fee on income, will be calculated and payable quarterly in arrears, will equal 20.0% of the Company's "pre-incentive fee net investment income" for the immediately preceding quarter and will be subject to a hurdle rate, expressed as a rate of return on adjusted capital equal to 1.625% per quarter, or an annualized hurdle rate of 6.5%. As a result, FSEP II Advisor will not earn this part of the incentive fee for any quarter until the Company's pre-incentive fee net investment income for such quarter exceeds the hurdle rate of 1.625%. For purposes of this fee,

FS Energy and Power Fund II

Notes to Unaudited Financial Statements (Continued)

(in thousands, except share and per share amounts)

Note 3. Related Party Transactions (Continued)

"adjusted capital" means cumulative gross proceeds generated from sales of the Company's common shares (including its distribution reinvestment plan) reduced for amounts paid for share repurchases pursuant to the Company's share repurchase program. Once the Company's pre-incentive fee net investment income in any quarter exceeds the hurdle rate, FSEP II Advisor will be entitled to a "catch-up" fee equal to the amount of the pre-incentive fee net investment income in excess of the hurdle rate, until the Company's pre-incentive fee net investment income for such quarter equals 2.031% of adjusted capital, or 8.125% annually. This "catch-up" feature allows FSEP II Advisor to recoup the fees foregone as a result of the existence of the hurdle rate. Thereafter, FSEP II Advisor will be entitled to receive 20.0% of the Company's pre-incentive fee net investment income.

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

FS Energy and Power Fund II

Notes to Unaudited Financial Statements (Continued)

(in thousands, except share and per share amounts)

Note 3. Related Party Transactions (Continued)

        Franklin Square Holdings, an affiliate of FSEP II Advisor, funded the Company's organization and offering costs in the amount of $444 and $879, respectively, for the three and six months ended June 30, 2015. Franklin Square Holdings funded the Company's organization and offering costs in the amount of $1,308 for the period from February 6, 2014 (Inception) to June 30, 2014.

        These costs include legal, accounting, marketing, printing and other expenses associated with the Company's organization and offering activities, including costs related to preparation of the Company's registration statement and prospectus, and salaries and other direct expenses of FSEP II Advisor's personnel, employees of its affiliates and others while engaged in such activities on behalf of the Company.

        Under the terms of the investment advisory and administrative services agreement, there will be no liability on the Company's part for the offering or organization costs funded by FSEP II Advisor or its affiliates (including Franklin Square Holdings) until the investment advisory and administrative services agreement is effective and the Company has satisfied the minimum offering requirement. At such time, FSEP II Advisor will be entitled to receive 1.5% of the gross proceeds raised in the Company's continuous public offering until all organization or offering costs incurred have been recovered. The minimum reimbursement to FSEP II Advisor for such fees is expected to be $37.5, assuming the minimum offering requirement is satisfied.

        The dealer manager for the Company's continuous public offering is FS2 Capital Partners, LLC, or FS2, which is one of the Company's affiliates. Under the dealer manager agreement among the Company, FSEP II Advisor and FS2, or the dealer manager agreement, FS2 will be entitled to receive upfront sales commissions in connection with the sale of common shares in the Company's continuous public offering, all or a portion of which may be re-allowed to selected broker-dealers and financial representatives.

Capital Contributions by FSEP II Advisor

        In April 2014, pursuant to a private placement, Michael C. Forman and David J. Adelman, the co-founders of Franklin Square Holdings, contributed an aggregate of $200 to purchase approximately 22,222 common shares at $9.00 per share. Messrs. Forman and Adelman will not tender these common shares for repurchase as long as FSEP II Advisor remains the Company's investment adviser.

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

Exemptive Relief

        In an order dated June 4, 2013, the SEC granted exemptive relief to the Company's affiliates, upon which it may rely, permitting the Company, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with certain affiliates of FSEP II Advisor, including FS Investment Corporation, FS Investment Corporation II, FS Investment Corporation III, FS Energy and Power Fund and any future BDCs that are advised by FSEP II Advisor or its affiliated investment advisers, or collectively, the co-investment affiliates. The Company believes this relief may enhance its ability to further its investment objectives and strategy, and may also increase favorable investment opportunities for the Company, in part by allowing it to participate in larger investments, together with the co-investment affiliates, than would be available to the Company if such relief had not been obtained. Because the Company's affiliates did not seek exemptive relief to engage in co-investment transactions with its investment sub-adviser, GSO Capital Partners LP, or GSO, and its affiliates, the Company will be permitted to co-invest with GSO and its affiliates only in accordance with existing regulatory guidance.

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

        The Company is not currently subject to any material legal proceedings and, to the Company's knowledge, no material legal proceedings are threatened against the Company. From time to time, the Company may be party to certain legal proceedings in the ordinary course of business. While the outcome of any legal proceedings cannot be predicted with certainty, the Company does not expect that any such proceedings will have a material effect upon its financial condition or results of operations.

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

  •
  our ability to maintain our qualification as a RIC and as a BDC;

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

Overview

        We were formed as a Delaware statutory trust under the Delaware Statutory Trust Act on February 6, 2014 and will not formally commence investment operations until we raise gross proceeds in excess of $2,500 from sales of our common shares in our continuous public offering, all of which must be from persons who are not affiliated with us or FSEP II Advisor. We are a newly-organized, externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act and has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a RIC under Subchapter M of the Code.

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

        Direct Originations:    We intend to leverage our relationship with GSO and its global sourcing and origination platform to directly source investment opportunities. Such investments will be originated or structured for us or made by us and will not be generally available to the broader market. These investments may include both debt and equity components, although we do not expect to make equity investments (other than income-oriented equity investments) independent of having an existing credit relationship. We believe directly originated investments may offer higher returns and more favorable protections than broadly syndicated transactions.

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

        We anticipate that our portfolio will be comprised primarily of income-oriented securities, which refers to debt securities and income-oriented preferred and common equity interests, of privately-held Energy companies within the United States. We intend to weight our portfolio towards senior and subordinated debt. In addition to investments purchased from dealers or other investors in the secondary market, we expect to invest in primary market transactions and directly originated investments as this will provide us with the ability to tailor investments to best match a project's or company's needs with our investment objectives. Our portfolio may also be comprised of select income-oriented preferred or common equity interests, which refers to equity interests that pay consistent, high-yielding dividends, that we believe will produce both current income and long-term capital appreciation. These income-oriented preferred or common equity interests may include interests in master limited partnerships. In connection with certain of our future debt investments, we may on occasion receive equity interests such as warrants or options as additional consideration. In addition, a portion of our portfolio may be comprised of minority interests in the form of common or preferred equity or other equity-related securities, such as rights and warrants that may be converted into or exchanged for common stock or other equity or the cash value of common stock or other equity, in our target companies, as well as derivatives, including total return swaps and credit default swaps. We expect that the size of our individual investments will generally range between $5,000 and $75,000 each, although investments may vary proportionally as the size of our capital base changes and will ultimately be made at the discretion of FSEP II Advisor, subject to oversight by our board of trustees. Prior to raising sufficient capital, we may make smaller investments due to liquidity constraints.

Revenues

        We plan to generate revenues in the form of interest income on the debt investments we hold. We may also generate revenues in the form of dividends and other distributions on the equity or other securities we may hold. In addition, we may generate revenues in the form of non-recurring commitment, closing, origination, structuring or diligence fees, fees for providing managerial assistance, consulting fees, prepayment fees and performance-based fees. Any such fees generated in connection with our investments will be recognized as earned.

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

Portfolio Investment Activity for the Three and Six Months Ended June 30, 2015 and for the Period from February 6, 2014 (Inception) to December 31, 2014.

        For the three and six months ended June 30, 2015 and for the period from February 6, 2014 (Inception) to December 31, 2014, we did not make or sell any investments.

Financial Condition, Liquidity and Capital Resources

        We intend to generate cash primarily from the net proceeds of our continuous public offering and from cash flows from fees, interest and dividends earned from our investments as well as principal repayments and proceeds from sales of our investments. Immediately after we satisfy the minimum offering requirement, gross subscription funds will total at least $2,500. Subsequent to satisfying the minimum offering requirement, we will sell our common shares on a continuous basis at an initial offering price of $10.00 per share and thereafter will accept subscriptions on a continuous basis and issue common shares at weekly closings at prices that, after deducting upfront selling commissions, if any, must be above our net asset value per share. In connection with each weekly closing, our board of trustees or a committee thereof is required, within 48 hours of the time that each closing and sale is made, to make the determination that we are not selling common shares at a price per share which, after deducting upfront selling commissions, if any, is below our then-current net asset value per share.

        Prior to investing in securities of portfolio companies, we will invest the net proceeds from our continuous public offering and from any sales and paydowns of our existing investments primarily in cash, cash equivalents, U.S. government securities, repurchase agreements and high-quality debt instruments maturing in one year or less from the time of investment, consistent with our BDC election and our election to be taxed as a RIC.

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

Capital Contributions by FSEP II Advisor

        In April 2014, pursuant to a private placement, Michael C. Forman and David J. Adelman, the co-founders of Franklin Square Holdings, contributed an aggregate of $200 to purchase approximately 22,222 common shares at $9.00 per share. Messrs. Forman and Adelman have agreed not to tender these common shares for repurchase as long as FSEP II Advisor remains our investment adviser.

RIC Status and Distributions

        We have elected to be treated for U.S. federal income tax purposes, and intend to qualify annually, as a RIC under Subchapter M of the Code. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that we distribute as dividends to our shareholders. In order to maintain RIC tax treatment, we must, among other things, distribute to our shareholders each tax year dividends of an amount at least equal to 90% of our "investment company taxable income," determined without regard to any deduction for dividends paid, each tax year. As long as the distributions are declared by the later of the fifteenth day of the ninth month following the close of the tax year or the due date of the tax return, including extensions, distributions paid up to one year after the current tax year can be carried back to the prior tax year for determining the distributions paid in such tax year. We intend to make sufficient distributions to our shareholders and maintain our RIC status each tax year. We will also generally be subject to nondeductible U.S. federal excise taxes on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of our capital gain net income, which is the excess of capital gains over capital losses for the one-year period ending October 31 of that calendar year (adjusted for certain ordinary losses) and (3) any net ordinary income and capital gain net income for the preceding years that were not distributed during such years and on which we paid no U.S. federal income tax. Any distribution declared by us during October, November or December of any calendar year, payable to shareholders of record on a specified date in such a month and actually paid during January of the following calendar year, will be treated as if it had been paid by us, as well as received by our U.S. shareholders on December 31 of the calendar year in which the distribution was declared.

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

        During certain periods, our distributions may exceed our earnings, especially during the period before we have substantially invested the proceeds from our continuous public offering of our common shares. As a result, it is possible that a portion of the distributions we make will represent a return of capital. A return of capital generally is a return of an investor's investment rather than a return of earnings or gains derived from our investment activities and will be made after deducting the fees and expenses payable in connection with our continuous public offering, including any fees payable to FSEP II Advisor. Each year a statement on Form 1099-DIV identifying the sources of the distributions will be mailed to our shareholders.

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

        We expect that for a period of time following commencement of our continuous public offering, which time period may be significant, substantial portions of our distributions may be funded through the reimbursement of certain expenses by Franklin Square Holdings and its affiliates, including through the waiver of certain investment advisory fees by FSEP II Advisor, that are subject to repayment by us within three years. The purpose of this arrangement is to ensure that no portion of our distributions to shareholders will be paid from offering proceeds or borrowings. Any such distributions funded through expense reimbursements or waivers of advisory fees will not be based on our investment performance, and can only be sustained if we achieve positive investment performance in future periods and/or Franklin Square Holdings and its affiliates continue to make such reimbursements or waivers of such fees. Our future repayments of amounts reimbursed or waived by Franklin Square Holdings or its affiliates will reduce the distributions that shareholders would otherwise receive in the future. There can be no assurance that we will achieve the performance necessary to be able to pay distributions at a specific rate or at all. Franklin Square Holdings and its affiliates have no obligation to waive advisory fees or otherwise reimburse expenses in future periods.

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

        With respect to investments for which market quotations are not readily available, we intend to undertake a multi-step valuation process each quarter, as described below:

  •
  our quarterly valuation process will begin with FSEP II Advisor's management team providing a preliminary valuation of each portfolio company or investment to our valuation committee, which valuation may be obtained from independent valuation firms, if applicable;

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

        The fair values of our investments will be determined in good faith by our board of trustees. Our board of trustees will be solely responsible for the valuation of our portfolio investments at fair value as determined in good faith pursuant to our valuation policy and consistently applied valuation process. We intend to value all of our Level 2 and Level 3 assets by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end which will be provided by an independent third-party pricing service and screened for validity by such service. For investments for which the third-party pricing service is unable to obtain quoted prices, we intend to obtain bid and ask prices directly from dealers who make a market in such investments. To the extent that we hold investments for which no active secondary market exists and, therefore, no bid and ask prices can be readily obtained, our valuation committee will utilize independent third-party valuation services to value such investments on a quarterly basis.

        We will periodically benchmark the bid and ask prices we receive from the third-party pricing service and/or dealers, as applicable, against the actual prices at which we purchase and sell our investments. We may also use other methods, including the use of independent valuation firms, to determine fair value for securities for which we cannot obtain prevailing bid and ask prices through our third-party pricing service or independent dealers or where our board of trustees otherwise may determine that the use of such other methods is appropriate. We will periodically benchmark the valuations provided by the independent valuation firms against the actual prices at which we purchase and sell our investments. We believe that these prices will be reliable indicators of fair value. Our valuation committee and board of trustees will review and approve the valuation determinations made with respect to these investments in a manner consistent with our valuation policy.

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

Organization Costs

        Organization costs include, among other things, the cost of organizing as a Delaware statutory trust, including the cost of legal services and other fees pertaining to our organization. These costs will be expensed as we raise proceeds in our continuous public offering. For the three and six months ended June 30, 2015, organization costs of $53 and $92, respectively, were incurred on our behalf by Franklin Square Holdings. For the period from February 6, 2014 (Inception) to June 30, 2014, organization costs of $115 were incurred and paid on our behalf by Franklin Square Holdings. See also "—Related Party Transactions."

Offering Costs

        Offering costs include, among other things, legal fees and other costs pertaining to the preparation of our Registration Statement on Form N-2 relating to our continuous public offering of our common shares, including salaries and direct expenses of FSEP II Advisor's personnel, employees of its affiliates and others while engaged in such activities. We will charge offering costs against capital in excess of par value on our balance sheets as we raise proceeds in our continuous public offering. During the three and six months ended June 30, 2015, offering costs of $391 and $787, respectively, were incurred on our behalf by Franklin Square Holdings. For the period from February 6, 2014 (Inception) to June 30, 2014, offering costs of $1,193 were incurred and paid on our behalf by Franklin Square Holdings. See also "—Related Party Transactions."

        Under the terms of the investment advisory and administrative services agreement, upon satisfaction of the minimum offering requirement, FSEP II Advisor will be entitled to receive 1.5% of gross proceeds raised in our continuous public offering until all organization and offering costs funded by FSEP II Advisor or its affiliates (including Franklin Square Holdings) have been recovered.

Income Taxes

        We have elected to be treated for U.S. federal income tax purposes, and intend to qualify annually, as a RIC under Subchapter M of the Code. To maintain our qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements and distribute to our shareholders, each tax year, dividends of an amount at least equal to 90% of our "investment company taxable income," which is generally the sum of our net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any income or capital gains that we distribute as dividends to our shareholders. We intend to make distributions in an amount sufficient to maintain our RIC status each year and to avoid any U.S. federal income taxes on income so distributed. We will also be subject to nondeductible U.S. federal excise taxes if we do not distribute at least 98% of net ordinary income, 98.2% of any capital gain net income, if any, and any recognized and undistributed income from prior years for which we paid no U.S. federal income taxes.

Uncertainty in Income Taxes

        We will evaluate our tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in our financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is "more likely than not" to be sustained assuming examination by taxing authorities. We will recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in our statements of operations. During the six months ended June 30, 2015, and for the period from February 6, 2014 (Inception) to June 30, 2014, we did not incur any interest or penalties.

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

        While the investment advisory and administrative services agreement with FSEP II Advisor neither includes nor contemplates the inclusion of unrealized gains in the calculation of the capital gains incentive fee, pursuant to an interpretation of an AICPA Technical Practice Aid for investment companies, we will include unrealized gains in the calculation of the capital gains incentive fee expense and related accrued capital gains incentive fee. This accrual will reflect the incentive fees that would be payable to FSEP II Advisor as if our entire portfolio was liquidated at its fair value as of the balance sheet date even though FSEP II Advisor is not entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized.

Subordinated Income Incentive Fee

        Pursuant to the investment advisory and administrative services agreement, FSEP II Advisor may also be entitled to receive a subordinated incentive fee on income. The subordinated incentive fee on income, which will be calculated and payable quarterly in arrears, will equal 20.0% of "pre-incentive fee net investment income" for the immediately preceding quarter and will be subject to a hurdle rate, expressed as a rate of return on adjusted capital, equal to 1.625% per quarter, or an annualized hurdle rate of 6.5%. As a result, FSEP II Advisor will not earn this part of the incentive fee for any quarter until our pre-incentive fee net investment income for such quarter exceeds the hurdle rate of 1.625%. For purposes of this fee, "adjusted capital" means cumulative gross proceeds generated from sales of our common shares (including our distribution reinvestment plan) reduced for amounts paid for share repurchases pursuant to our share repurchase program. Once our pre-incentive fee net investment income in any quarter exceeds the hurdle rate, FSEP II Advisor will be entitled to a "catch-up" fee equal to the amount of the pre-incentive fee net investment income in excess of the hurdle rate, until our pre-incentive fee net investment income for such quarter equals 2.031%, or 8.125% annually, of adjusted capital. Thereafter, FSEP II Advisor will receive 20.0% of pre-incentive fee net investment income.

Contractual Obligations

        We have entered into an agreement with FSEP II Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the investment advisory and administrative services agreement will be equal to (a) an annual base management fee of 2.0% of our average weekly gross assets and (b) an incentive fee based on our performance. FSEP II Advisor and, to the extent it is required to provide such services, our investment sub-adviser, will be reimbursed for administrative expenses incurred on our behalf. For the three and six months ended June 30, 2015 and for the period from February 6, 2014 (Inception) to June 30, 2014, no services had been performed by FSEP II Advisor under the investment advisory and administrative services agreement, and no fees or reimbursements had been earned or paid to date.

Off-Balance Sheet Arrangements

        We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Recently Issued Accounting Standards

        None.

Related Party Transactions

Compensation of the Investment Adviser and Dealer Manager

        Pursuant to the investment advisory and administrative services agreement, after we meet the minimum offering requirement, FSEP II Advisor will be entitled to receive an annual base management fee of 2.0% of our average weekly gross assets and an incentive fee based on our performance. Base management fees will be paid on a quarterly basis in arrears.

        The incentive fee will consist of two parts. The first part of the incentive fee, which is referred to as the subordinated incentive fee on income, will be calculated and payable quarterly in arrears, will equal 20.0% of "pre-incentive fee net investment income" for the immediately preceding quarter and will be subject to a hurdle rate, expressed as a rate of return on adjusted capital, equal to 1.625% per quarter, or an annualized hurdle rate of 6.5%. For purposes of this fee, "adjusted capital" means cumulative gross proceeds generated from sales of our common shares (including our distribution reinvestment plan) reduced for amounts paid for share repurchases pursuant to our share repurchase program. The second part of the incentive fee, which is referred to as the incentive fee on capital gains, will be accrued for on a quarterly basis and, if earned, will be paid annually. We will accrue this incentive fee based on net realized and unrealized gains; however, under the terms of the investment advisory and administrative services agreement, the fee payable to FSEP II Advisor will be based on realized gains and no such fee will be payable with respect to unrealized gains unless and until such gains are actually realized. See "—Critical Accounting Policies—Capital Gains Incentive Fee" and "—Critical Accounting Policies—Subordinated Income Incentive Fee."

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

        Franklin Square Holdings funded organization and offering costs in the amount of $444 and $879, respectively, for the three and six months ended June 30, 2015. Franklin Square Holdings funded organization and offering costs in the amount of $1,308 for the period from February 6, 2014 (Inception) to June 30, 2014. These costs include legal, accounting, marketing and printing expenses associated with our organization and offering activities, including costs related to preparation of our registration statement and prospectus, and salaries and other direct expenses of FSEP II Advisor's personnel, employees of its affiliates and others while engaged in such activities on behalf of us. Under the terms of the investment advisory and administrative services agreement, there is no liability on our part for the offering or organization costs funded by FSEP II Advisor or its affiliates (including Franklin Square Holdings) until the investment advisory and administrative services agreement is effective and we have met the minimum offering requirement. At such time, FSEP II Advisor will be entitled to receive 1.5% of gross proceeds raised in our continuous public offering until all organization and offering costs funded by FSEP II Advisor or its affiliates (including Franklin Square Holdings) have been recovered. The minimum reimbursement to FSEP II Advisor for such fees is $37.5, assuming we are able to raise $2,500 in gross proceeds. The investment advisory and administrative services agreement will not be effective until we meet the minimum offering requirement.

        The dealer manager for our continuous public offering is FS2, which is one of our affiliates. Under the dealer manager agreement among us, FSEP II Advisor and FS2, FS2 will be entitled to receive upfront sales commissions in connection with the sale of common shares in our continuous public offering, all or a portion of which may be re-allowed to selected broker-dealers and financial representatives.

Capital Contribution by FSEP II Advisor

        In April 2014, pursuant to a private placement, Michael C. Forman and David J. Adelman, the co-founders of Franklin Square Holdings, contributed an aggregate of $200 to purchase approximately 22,222 common shares at $9.00 per share. Messrs. Forman and Adelman have agreed not to tender these common shares for repurchase as long as FSEP II Advisor remains our investment adviser.

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

Exemptive Relief

        In an order dated June 4, 2013, the SEC granted exemptive relief to our affiliates, upon which we may rely, permitting us, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with our co-investment affiliates. We believe this relief may enhance our ability to further our investment objectives and strategy, and may also increase favorable investment opportunities for us, in part by allowing us to participate in larger investments, together with our co-investment affiliates, than would be available to us if such relief had not been obtained. Because our affiliates did not seek exemptive relief to engage in co-investment transactions with our investment sub-adviser, GSO, and its affiliates, we will be permitted to co-invest with GSO and its affiliates only in accordance with existing regulatory guidance.

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

        During the three and six months ended June 30, 2015 and for the period from February 6, 2014 (Inception) to June 30, 2014, we did not accrue any expense reimbursements from Franklin Square Holdings.

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

        We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the six months ended June 30, 2015 and for the period from February 6, 2014 (Inception) to June 30, 2014, we did not engage in interest rate hedging activities.

        In addition, we may have risk regarding portfolio valuation. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments."

Item 4.    Controls and Procedures.

        As required by Rule 13a-15(b) promulgated under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2015. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.

        There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Exchange Act) that occurred during the three month period ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

*
Filed herewith.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 14, 2015.

FS Energy and Power Fund II
By:	/s/ MICHAEL C. FORMAN Michael C. Forman Chief Executive Officer (Principal Executive Officer)
By:	/s/ EDWARD T. GALLIVAN, JR. Edward T. Gallivan, Jr. Chief Financial Officer (Principal Financial and Accounting Officer)