Form 10-Q
period 2015-09-30
FS Energy & Power Fund II
filed 2015-11-13
CIK 1599750

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015
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

        The issuer had 22,222 common shares of beneficial interest outstanding as of November 13, 2015.

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

FS Energy and Power Fund II

Balance Sheets

(in thousands, except share and per share amounts)

	September 30, 2015 (Unaudited)	December 31, 2014
Assets
Cash and cash equivalents	$200	$200

Total assets	$200	$200

Commitments and contingencies ($3,577 and $2,401, respectively)(1)
Shareholders' equity
Preferred shares, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	$—	$—
Common shares, $0.001 par value, 750,000,000 shares authorized, 22,222 shares issued and outstanding	—	—
Capital in excess of par value	200	200

Total shareholders' equity	$200	$200

Net asset value per common share at period end	$9.00	$9.00

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

Note 2. Summary of Significant Accounting Policies

        Basis of Presentation:    The accompanying unaudited financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company's interim unaudited financial statements should be read in conjunction with its audited financial statements as of and for the period from February 6, 2014 (Inception) to December 31, 2014 included in the Company's annual report on Form 10-K. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. The December 31, 2014 balance sheet is derived from the Company's audited financial statements as of and for the period from February 6, 2014 (Inception) to December 31, 2014. The Company is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies. The Company has evaluated the impact of subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission, or the SEC.

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

        Organization Costs:    Organization costs include, among other things, the cost of organizing as a Delaware statutory trust, including the cost of legal services and other fees pertaining to the Company's organization. These costs will be expensed as the Company raises proceeds in its continuous public offering. For the three and nine months ended September 30, 2015, the Company incurred organization costs of $32 and $124, respectively, which were paid on its behalf by Franklin Square Holdings, L.P., or Franklin Square Holdings, an affiliate of FSEP II Advisor (see Note 3). For the three months ended September 30, 2014 and the period from February 6, 2014 (Inception) to September 30, 2014, the Company incurred organization costs of $62 and $177, respectively, which were paid on its behalf by Franklin Square Holdings.

        Offering Costs:    Offering costs include, among other things, legal fees and other costs pertaining to the preparation of the Company's Registration Statement on Form N-2 relating to the continuous public offering of its common shares, including salaries and direct expenses of FSEP II Advisor's personnel, employees of its affiliates and others while engaged in such activities. The Company will charge offering costs against capital in excess of par value on the Company's balance sheets as the Company raises proceeds in its continuous public offering. For the three and nine months ended September 30, 2015, the Company incurred offering costs of $265 and $1,052, respectively, which were paid on its behalf by Franklin Square Holdings (see Note 3). For the three months ended September 30, 2014 and the period from February 6, 2014 (Inception) to September 30, 2014, the Company incurred offering costs of $413 and $1,606, respectively, which were paid on its behalf by Franklin Square Holdings.

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

        Franklin Square Holdings, an affiliate of FSEP II Advisor, funded the Company's organization and offering costs in the amount of $297 and $1,176, respectively, for the three and nine months ended September 30, 2015. Franklin Square Holdings funded the Company's organization and offering costs in the amount of $475 and $1,783, respectively, for the three months ended September 30, 2014 and the period from February 6, 2014 (Inception) to September 30, 2014.

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

Potential Conflicts of Interest

        FSEP II Advisor's senior management team is comprised of substantially the same personnel as the senior management teams of FB Income Advisor, LLC, FSIC II Advisor, LLC, FSIC III Advisor, LLC, FSIC IV Advisor, LLC, FS Investment Advisor, LLC and FS Global Advisor, LLC, the investment advisers to Franklin Square Holdings' other affiliated BDCs and affiliated closed-end management investment company. As a result, such personnel provide investment advisory services to the Company and each of FS Investment Corporation, FS Investment Corporation II, FS Investment Corporation III, FS Investment Corporation IV, FS Energy and Power Fund and FS Global Credit

FS Energy and Power Fund II

Notes to Unaudited Financial Statements (Continued)

(in thousands, except share and per share amounts)

Note 3. Related Party Transactions (Continued)

Opportunities Fund. While none of FSEP II Advisor, FB Income Advisor, LLC, FSIC II Advisor, LLC, FSIC III Advisor, LLC, FSIC IV Advisor, LLC, FS Investment Advisor, LLC or FS Global Advisor, LLC is currently making private corporate debt investments for clients other than the Company, FS Investment Corporation, FS Investment Corporation II, FS Investment Corporation III, FS Investment Corporation IV, FS Energy and Power Fund or FS Global Credit Opportunities Fund, respectively, any, or all, may do so in the future. In the event that FSEP II Advisor undertakes to provide investment advisory services to other clients in the future, it intends to allocate investment opportunities in a fair and equitable manner consistent with the Company's investment objectives and strategy, if necessary, so that the Company will not be disadvantaged in relation to any other client of FSEP II Advisor or its management team. In addition, even in the absence of FSEP II Advisor retaining additional clients, it is possible that some investment opportunities may be provided to FS Investment Corporation, FS Investment Corporation II, FS Investment Corporation III, FS Investment Corporation IV, FS Energy and Power Fund and/or FS Global Credit Opportunities Fund rather than to the Company.

Exemptive Relief

        In an order dated June 4, 2013, the SEC granted exemptive relief to the Company's affiliates, upon which it may rely, permitting the Company, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with certain affiliates of FSEP II Advisor, including FS Investment Corporation, FS Investment Corporation II, FS Investment Corporation III, FS Investment Corporation IV, FS Energy and Power Fund and any future BDCs that are advised by FSEP II Advisor or its affiliated investment advisers, or collectively, the co-investment affiliates. The Company believes this relief may enhance its ability to further its investment objectives and strategy, and may also increase favorable investment opportunities for the Company, in part by allowing it to participate in larger investments, together with the co-investment affiliates, than would be available to the Company if such relief had not been obtained. Because the Company's affiliates did not seek exemptive relief to engage in co-investment transactions with its investment sub-adviser, GSO Capital Partners LP, or GSO, and its affiliates, the Company will be permitted to co-invest with GSO and its affiliates only in accordance with existing regulatory guidance.

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

  •
  actual and potential conflicts of interest with FSEP II Advisor, FB Income Advisor, LLC, FSIC II Advisor, LLC, FSIC III Advisor, LLC, FSIC IV Advisor, LLC, FS Investment Advisor, LLC, FS Global Advisor, LLC, FS Investment Corporation, FS Investment Corporation II, FS Investment Corporation III, FS Investment Corporation IV, FS Energy and Power Fund, FS Global Credit Opportunities Fund, GSO, or any of their affiliates;

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

        We anticipate that our portfolio will be comprised primarily of income-oriented securities, which refers to debt securities and income-oriented preferred and common equity interests, of privately-held Energy companies within the United States. We intend to weight our portfolio towards senior and subordinated debt. In addition to investments purchased from dealers or other investors in the secondary market, we expect to invest in primary market transactions and directly originated investments as this will provide us with the ability to tailor investments to best match a project's or company's needs with our investment objective. Our portfolio may also be comprised of select income-oriented preferred or common equity interests, which refers to equity interests that pay consistent, high-yielding dividends, that we believe will produce both current income and long-term capital appreciation. These income-oriented preferred or common equity interests may include interests in master limited partnerships. In connection with certain of our future debt investments, we may on occasion receive equity interests such as warrants or options as additional consideration. In addition, a portion of our portfolio may be comprised of minority interests in the form of common or preferred equity or other equity-related securities, such as rights and warrants that may be converted into or exchanged for common stock or other equity or the cash value of common stock or other equity, in our target companies, as well as derivatives, including total return swaps and credit default swaps. We expect that the size of our individual investments will generally range between $5,000 and $75,000 each, although investments may vary proportionally as the size of our capital base changes and will ultimately be made at the discretion of FSEP II Advisor, subject to oversight by our board of trustees. Prior to raising sufficient capital, we may make smaller investments due to liquidity constraints.

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

Portfolio Investment Activity for the Three and Nine Months Ended September 30, 2015 and for the Period from February 6, 2014 (Inception) to September 30, 2014.

        For the three and nine months ended September 30, 2015 and for the period from February 6, 2014 (Inception) to September 30, 2014, we did not make or sell any investments.

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

RIC Tax Treatment and Distributions

        We have elected to be treated for U.S. federal income tax purposes, and intend to qualify annually, as a RIC under Subchapter M of the Code. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that we distribute as dividends to our shareholders. In order to maintain RIC tax treatment, we must, among other things, distribute to our shareholders each tax year dividends of an amount at least equal to 90% of our "investment company taxable income," determined without regard to any deduction for dividends paid, each tax year. As long as the distributions are declared by the later of the fifteenth day of the ninth month following the close of the tax year or the due date of the tax return, including extensions, distributions paid up to one year after the current tax year can be carried back to the prior tax year for determining the distributions paid in such tax year. We intend to make sufficient distributions to our shareholders and maintain our RIC tax treatment each tax year. We will also generally be subject to nondeductible U.S. federal excise taxes on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of our capital gain net income, which is the excess of capital gains over capital losses for the one-year period ending October 31 of that calendar year (adjusted for certain ordinary losses) and (3) any net ordinary income and capital gain net income for the preceding years that were not distributed during such years and on which we paid no U.S. federal income tax. Any distribution declared by us during October, November or December of any calendar year, payable to shareholders of record on a specified date in such a month and actually paid during January of the following calendar year, will be treated as if it had been paid by us, as well as received by our U.S. shareholders on December 31 of the calendar year in which the distribution was declared.

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

Revenue Recognition

        We expect that security transactions will be accounted for on the trade date. We will record interest income on an accrual basis to the extent that we expect to collect such amounts. We will record dividend income on the ex-dividend date. We will not accrue as a receivable interest or dividends on loans and securities if we have reason to doubt our ability to collect such income. Our policy will be to place investments on non-accrual status when there is reasonable doubt that interest income will be collected. We will consider many factors relevant to an investment when placing it on or removing it from non-accrual status including, but not limited to, the delinquency status of the investment, economic and business conditions, the overall financial condition of the underlying investment, the value of the underlying collateral, bankruptcy status, if any, and any other facts or circumstances relevant to the investment. If there is reasonable doubt that we will receive any previously accrued interest, then the interest income will be written-off. Payments received on non-accrual investments may be recognized as income or applied to principal depending upon the collectability of the remaining principal and interest. Non-accrual investments may be restored to accrual status when principal and interest become current and are likely to remain current based on our judgment.

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

Organization Costs

        Organization costs include, among other things, the cost of organizing as a Delaware statutory trust, including the cost of legal services and other fees pertaining to our organization. These costs will be expensed as we raise proceeds in our continuous public offering. For the three and nine months ended September 30, 2015, we incurred organization costs of $32 and $124, respectively, which were paid on our behalf by Franklin Square Holdings. For the three months ended September 30, 2014 and the period from February 6, 2014 (Inception) to September 30, 2014, we incurred organization costs of $62 and $177, respectively, which were paid on our behalf by Franklin Square Holdings. See also "—Related Party Transactions."

Offering Costs

        Offering costs include, among other things, legal fees and other costs pertaining to the preparation of our Registration Statement on Form N-2 relating to our continuous public offering of our common shares, including salaries and direct expenses of FSEP II Advisor's personnel, employees of its affiliates and others while engaged in such activities. We will charge offering costs against capital in excess of par value on our balance sheets as we raise proceeds in our continuous public offering. For the three and nine months ended September 30, 2015, we incurred offering costs of $265 and $1,052, respectively, which were paid on our behalf by Franklin Square Holdings. For the three months ended September 30, 2014 and the period from February 6, 2014 (Inception) to September 30, 2014, we incurred offering costs of $413 and $1,606, respectively, which were paid on our behalf by Franklin Square Holdings. See also "—Related Party Transactions."

        Under the terms of the investment advisory and administrative services agreement, upon satisfaction of the minimum offering requirement, FSEP II Advisor will be entitled to receive 1.5% of gross proceeds raised in our continuous public offering until all organization and offering costs funded by FSEP II Advisor or its affiliates (including Franklin Square Holdings) have been recovered.

Income Taxes

        We have elected to be treated for U.S. federal income tax purposes, and intend to qualify annually, as a RIC under Subchapter M of the Code. To maintain our qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements and distribute to our shareholders, each tax year, dividends of an amount at least equal to 90% of our "investment company taxable income," which is generally the sum of our net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any income or capital gains that we distribute as dividends to our shareholders. We intend to make distributions in an amount sufficient to maintain our RIC tax treatment each year and to avoid any U.S. federal income taxes on income so distributed. We will also be subject to nondeductible U.S. federal excise taxes if we do not distribute at least 98% of net ordinary income, 98.2% of any capital gain net income, if any, and any recognized and undistributed income from prior years for which we paid no U.S. federal income taxes.

Uncertainty in Income Taxes

        We will evaluate our tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in our financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is "more likely than not" to be sustained assuming examination by taxing authorities. We will recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in our statements of operations. During the nine months ended September 30, 2015, and for the period from February 6, 2014 (Inception) to September 30, 2014, we did not incur any interest or penalties.

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

Contractual Obligations

        We have entered into an agreement with FSEP II Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the investment advisory and administrative services agreement will be equal to (a) an annual base management fee of 2.0% of our average weekly gross assets and (b) an incentive fee based on our performance. FSEP II Advisor and, to the extent it is required to provide such services, our investment sub-adviser, will be reimbursed for administrative expenses incurred on our behalf. For the three and nine months ended September 30, 2015 and for the three months ended September 30, 2014 and period from February 6, 2014 (Inception) to September 30, 2014, no services had been performed by FSEP II Advisor under the investment advisory and administrative services agreement, and no fees or reimbursements had been earned or paid to date.

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

        Franklin Square Holdings funded organization and offering costs in the amount of $297 and $1,176, respectively, for the three and nine months ended September 30, 2015. Franklin Square Holdings funded organization and offering costs in the amount of $475 and $1,783, respectively, for the three months ended September 30, 2014 and the period from February 6, 2014 (Inception) to September 30, 2014. These costs include legal, accounting, marketing and printing expenses associated with our organization and offering activities, including costs related to preparation of our registration statement and prospectus, and salaries and other direct expenses of FSEP II Advisor's personnel, employees of its affiliates and others while engaged in such activities on behalf of us. Under the terms of the investment advisory and administrative services agreement, there is no liability on our part for the offering or organization costs funded by FSEP II Advisor or its affiliates (including Franklin Square Holdings) until the investment advisory and administrative services agreement is effective and we have met the minimum offering requirement. At such time, FSEP II Advisor will be entitled to receive 1.5% of gross proceeds raised in our continuous public offering until all organization and offering costs funded by FSEP II Advisor or its affiliates (including Franklin Square Holdings) have been recovered. The minimum reimbursement to FSEP II Advisor for such fees is $37.5, assuming we are able to raise $2,500 in gross proceeds. The investment advisory and administrative services agreement will not be effective until we meet the minimum offering requirement.

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

Potential Conflicts of Interest

        FSEP II Advisor's senior management team is comprised of substantially the same personnel as the senior management teams of FB Income Advisor, LLC, FSIC II Advisor, LLC, FSIC III Advisor, LLC, FSIC IV Advisor, LLC, FS Investment Advisor, LLC and FS Global Advisor, LLC, the investment advisers to Franklin Square Holdings' other affiliated BDCs and affiliated closed-end management investment company. As a result, such personnel provide investment advisory services to us and each of FS Investment Corporation, FS Investment Corporation II, FS Investment Corporation III, FS Investment Corporation IV, FS Energy and Power Fund and FS Global Credit Opportunities Fund. While none of FSEP II Advisor, FB Income Advisor, LLC, FSIC II Advisor, LLC, FSIC III Advisor, FSIC IV Advisor, LLC, LLC, FS Investment Advisor, LLC or FS Global Advisor, LLC is currently making private corporate debt investments for clients other than us, FS Investment Corporation, FS Investment Corporation II, FS Investment Corporation III, FS Investment Corporation IV, FS Energy and Power Fund or FS Global Credit Opportunities Fund, respectively, any, or all, may do so in the future. In the event that FSEP II Advisor undertakes to provide investment advisory services to other clients in the future, it intends to allocate investment opportunities in a fair and equitable manner consistent with our investment objectives and strategy, if necessary, so that we will not be disadvantaged in relation to any other client of FSEP II Advisor or its management team. In addition, even in the absence of FSEP II Advisor retaining additional clients, it is possible that some investment opportunities may be provided to FS Investment Corporation, FS Investment Corporation II, FS Investment Corporation III, FS Investment Corporation IV, FS Energy and Power Fund and/or FS Global Credit Opportunities Fund rather than to us.

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

        During the three and nine months ended September 30, 2015 and for the three months ended September 30, 2014 and period from February 6, 2014 (Inception) to September 30, 2014, we did not accrue any expense reimbursements from Franklin Square Holdings.

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

        We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the nine months ended September 30, 2015 and for the period from February 6, 2014 (Inception) to September 30, 2014, we did not engage in interest rate hedging activities.

        In addition, we may have risk regarding portfolio valuation. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments."

Item 4.    Controls and Procedures.

        As required by Rule 13a-15(b) promulgated under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2015. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.

        There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Exchange Act) that occurred during the three months ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

*
Filed herewith.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 13, 2015.

FS Energy and Power Fund II
By:	/s/ MICHAEL C. FORMAN Michael C. Forman Chief Executive Officer (Principal Executive Officer)
By:	/s/ EDWARD T. GALLIVAN, JR. Edward T. Gallivan, Jr. Chief Financial Officer (Principal Financial and Accounting Officer)