Form 10-K
period 2015-12-31
FS Energy & Power Fund II
filed 2016-02-26
CIK 1599750

Use these links to rapidly review the document

Item 8. Financial Statements and Supplementary Data.
PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 814-01066

FS Energy and Power Fund II
(Exact name of registrant as specified in its charter)

Delaware	46-4783632
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
201 Rouse Boulevard
Philadelphia, Pennsylvania	19112
(Address of principal executive offices)	(Zip Code)

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

         There is no established market for the Registrant's common shares of beneficial interest. The registrant will be conducting an ongoing public offering of its common shares of beneficial interest pursuant to a Registration Statement on Form N-2, which shares will be sold at an initial price of $10.60 per share, with discounts available for certain categories of purchasers, or at a price per share, after deducting upfront selling commissions, if any, necessary to ensure that shares are not sold at a price below net asset value per share.

         There were 22,222 shares of the Registrant's common shares of beneficial interest outstanding as of February 26, 2016.

FS ENERGY AND POWER FUND II

FORM 10-K FOR THE FISCAL YEAR
ENDED DECEMBER 31, 2015

PART I

        Many of the amounts and percentages presented in Part I have been rounded for convenience of presentation and all dollar amounts, excluding per share amounts, are presented in thousands unless otherwise noted.

Item 1.    Business.

        FS Energy and Power Fund II, or the Company, which may also be referred to as "we," "us" or "our," was formed as a Delaware statutory trust under the Delaware Statutory Trust Act on February 6, 2014 and will not formally commence investment operations until we receive gross proceeds in excess of $1,000, or the minimum offering requirement, all of which must be from persons who are not affiliated with us or FSEP II Advisor, LLC, or FSEP II Advisor. We are an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. As such, we are required to comply with certain regulatory requirements. In addition, we have elected to be treated for U.S. federal income tax purposes, and intend to qualify annually, as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of December 31, 2015, we had total assets of $200.

        We are managed by FSEP II Advisor, a registered investment adviser under the Investment Advisers Act of 1940, as amended, or the Advisers Act, which oversees the management of our operations and is responsible for making investment decisions with respect to our portfolio. FSEP II Advisor has engaged GSO Capital Partners LP, or GSO, to act as our investment sub-adviser. GSO will assist FSEP II Advisor in identifying investment opportunities and will make investment recommendations for approval by FSEP II Advisor, according to guidelines set by FSEP II Advisor. GSO, a registered investment adviser under the Advisers Act, oversaw approximately $79.1 billion in assets under management as of December 31, 2015. GSO is the credit platform of The Blackstone Group L.P., or Blackstone, a leading global alternative asset manager and provider of financial advisory services.

        Our investment policy is to invest, under normal circumstances, at least 80% of our total assets in securities of energy and power, or Energy, companies. This investment policy may not be changed without at least 60 days' prior notice to holders of our common shares of any such change. We consider Energy companies to be those companies that engage in the exploration, development, production, gathering, transportation, processing, storage, refining, distribution, mining, generation or marketing of natural gas, natural gas liquids, crude oil, refined products, coal or power, including those companies that provide equipment or services to companies engaged in any of the foregoing. We intend to concentrate our investments on debt securities in Energy companies that we believe have, or are connected to, a strong infrastructure and/or underlying asset base so as to enhance collateral coverage and downside protection for our investments. We may also make select equity investments in certain Energy companies meeting our investment objectives of current income generation and long-term capital appreciation. Our primary areas of focus will be the upstream, midstream, power, and service and equipment sub-sectors of the Energy industry; however, we broadly define our "Energy Investment Universe" as follows:

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

        We anticipate that our portfolio will be comprised primarily of income-oriented securities, which refers to debt securities and income-oriented preferred and common equity interests, of privately-held Energy companies within the United States. We intend to weight our portfolio towards senior and subordinated debt. In addition to investments purchased from dealers or other investors in the secondary market, we expect to invest in primary market transactions and directly originated investments, as this will provide us with the ability to tailor investments to best match a project's or company's needs with our investment objectives. Our portfolio may also be comprised of select income-oriented preferred or common equity interests, which refers to equity interests that pay consistent, high-yielding dividends, that we believe will produce both current income and long-term capital appreciation. These income-oriented preferred or common equity interests may include interests in master limited partnerships, or MLPs. MLPs are entities that (i) are structured as limited partnerships or limited liability companies, (ii) are publicly traded, (iii) satisfy certain requirements to be treated as partnerships for U.S. federal income tax purposes and (iv) primarily own and operate midstream and upstream Energy companies. In connection with certain of our future debt investments, we may on occasion receive equity interests such as warrants or options as additional consideration. In addition, a portion of our portfolio may be comprised of minority interests in the form of common or preferred equity or other equity-related securities, such as rights and warrants that may be converted into or exchanged for common stock or other equity or the cash value of common stock or other equity, in our target companies, as well as derivatives, including total return swaps and credit default swaps. Upon satisfying the minimum offering requirement, we will commence investment operations and investors will be subject to certain fees and expenses. Prior to raising sufficient capital, we may make smaller investments than we expect to make once we raise sufficient capital due to liquidity constraints. Once we raise sufficient capital, we expect that our investments will generally range between $5 million and $75 million each, although investments may vary proportionately with the size of our capital base and will ultimately be made at the discretion of FSEP II Advisor, subject to oversight by our board of trustees.

        To seek to enhance our returns, we intend to employ leverage as market conditions permit and at the discretion of FSEP II Advisor, but in no event will leverage employed exceed 50% of the value of our assets, as required by the 1940 Act.

        As a BDC, we will be subject to certain regulatory restrictions in making our investments. For example, BDCs generally are not permitted to co-invest with certain affiliated entities in transactions originated by the BDC or its affiliates in the absence of an exemptive order from the U.S. Securities and Exchange Commission, SEC. However, BDCs are permitted to, and may, co-invest in transactions where price is the only negotiated point. In an order dated June 4, 2013, the SEC granted exemptive relief to our affiliates, upon which we may rely, and which permits us, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with certain affiliates of FSEP II Advisor, including FS Investment Corporation, FS Energy and Power Fund, FS Investment Corporation II, FS Investment Corporation III, FS Investment Corporation IV and any

future BDCs that are advised by FSEP II Advisor or its affiliated investment advisers, or, collectively, our co-investment affiliates. We believe this relief will enhance our ability to further our investment objectives and strategies. We believe this relief may also increase favorable investment opportunities for us, in part by allowing us to participate in larger investments, together with our co-investment affiliates, than would be available to us if such relief had not been obtained. Because our affiliates did not seek exemptive relief to engage in co-investment transactions with GSO and its affiliates, we will be permitted to co-invest with GSO and its affiliates only in accordance with existing regulatory guidance.

        While a BDC may list its shares for trading in the public markets, we have currently elected not to do so. We believe that a non-traded structure is more appropriate during our offering stage due to the long-term nature of the assets in which we intend to invest. This structure allows us to operate with a long-term view, similar to that of other types of private investment funds, instead of managing to quarterly market expectations. While the offering price for our common shares, which will exceed the net asset value per share, is subject to adjustment in accordance with the 1940 Act and our share pricing policy, because our common shares will not be listed on a national securities exchange, our shareholders will not be subject to the daily share price volatility associated with the public markets. However, the net asset value of our common shares may be volatile.

        To provide our shareholders with limited liquidity, we intend to conduct quarterly tender offers pursuant to our share repurchase program beginning with the first full calendar quarter following the date that the minimum offering requirement is satisfied. We are not obligated to repurchase common shares and, if we do so, common shares will be repurchased at the net offering price in effect at the time of repurchase. This will be the only method by which our shareholders may obtain liquidity prior to a liquidity event. Therefore, shareholders may not be able to sell their common shares promptly or at a desired price. If shareholders are able to sell their common shares, it is likely they will have to sell them at a significant discount to their purchase price.

        We do not currently intend to list our common shares on an exchange and do not expect a public market to develop for them in the foreseeable future. We intend to seek to complete a liquidity event within five to seven years following the completion of our offering stage; however, the offering period may extend for an indefinite period. Accordingly, shareholders should consider that they may not have access to the money they invest for an indefinite period of time until we complete a liquidity event. We will view our offering stage as complete as of the termination date of our most recent public equity offering if we have not conducted a public equity offering in any continuous two-year period. In addition, shares of BDCs listed on a national securities exchange frequently trade at a discount to net asset value. If we determine to pursue a listing of our common shares on a national securities exchange, shareholders, including those who purchase shares at the offering price, may experience a loss on their investment if they sell their shares at a time when our common shares are trading at a discount to net asset value. This risk is separate and distinct from the risk that our net asset value will decrease. There can be no assurance that we will be able to complete a liquidity event.

Capital Contributions by Franklin Square Holdings

        In April 2014, pursuant to a private placement, Michael C. Forman and David J. Adelman, the co-founders of Franklin Square Holdings L.P., or Franklin Square Holdings, contributed an aggregate of $200 to purchase approximately 22,222 common shares at $9.00 per share. Messrs. Forman and Adelman have agreed not to tender these common shares for repurchase as long as FSEP II Advisor remains our investment adviser.

About FSEP II Advisor

        FSEP II Advisor is a subsidiary of our affiliate, Franklin Square Holdings, a national sponsor of alternative investments designed for the individual investor. FSEP II Advisor is registered as an investment adviser with the SEC under the Advisers Act and is led by substantially the same personnel that form the investment and operations teams of FB Income Advisor, LLC, FS Investment Advisor, LLC, FSIC II Advisor, LLC, FSIC III Advisor, LLC, FSIC IV Advisor, LLC and FS Global Advisor, LLC. FB Income Advisor, LLC, FS Investment Advisor, LLC, FSIC II Advisor, LLC, FSIC III Advisor, LLC and FSIC IV Advisor, LLC are registered investment advisers that manage Franklin Square Holdings' five other affiliated BDCs, FS Investment Corporation, FS Energy and Power Fund, FS Investment Corporation II, FS Investment Corporation III and FS Investment Corporation IV,

respectively. FS Global Advisor, LLC is a registered investment adviser that manages Franklin Square Holdings' affiliated closed-end management investment company, FS Global Credit Opportunities Fund.

        In addition to managing our investments, the managers, officers and other personnel of FSEP II Advisor also currently manage the following entities through affiliated investment advisers:

Name	Entity	Investment Focus	Gross Assets(1)
FS Energy and Power Fund	BDC	Primarily invests in debt and income-oriented equity securities of private U.S. companies in the energy and power industry.	$3,835,670
FS Investment Corporation	BDC	Primarily invests in senior secured loans, second lien secured loans and, to a lesser extent, subordinated loans of private U.S. companies.	$4,264,904
FS Investment Corporation II	BDC	Primarily invests in senior secured loans, second lien secured loans and, to a lesser extent, subordinated loans of private U.S. companies.	$5,032,346
FS Investment Corporation III	BDC	Primarily invests in senior secured loans, second lien secured loans and, to a lesser extent, subordinated loans of private U.S. companies.	$2,528,898
FS Investment Corporation IV(2)	BDC	Primarily invests in senior secured loans, second lien secured loans and, to a lesser extent, subordinated loans of private U.S. companies.	$200
FS Global Credit Opportunities Fund(3)	Closed-end management investment company	Primarily invests in secured and unsecured floating and fixed rate loans, bonds and other types of credit instruments.	$1,374,753

(1)
As of September 30, 2015, except as otherwise noted below.

(2)
FS Investment Corporation IV formally commenced investment operations on January 6, 2016, upon meeting its minimum offering requirement of raising gross proceeds of at least $1.0 million in its continuous public offering from persons who were not affiliated with FS Investment Corporation IV or its investment adviser, FSIC IV Advisor, LLC. Gross assets shown as of December 31, 2015.

(3)
Two funds affiliated with FS Global Credit Opportunities Fund, FS Global Credit Opportunities Fund—A and FS Global Credit Opportunities Fund—D, or together, the FSGCOF Offered Funds, which have the same investment objectives and strategies as FS Global Credit Opportunities Fund, currently offer common shares of beneficial interest to the public and invest substantially all of the net proceeds of their respective offerings in FS Global Credit Opportunities Fund. Gross assets as of June 30, 2015.

        Our chairman, president and chief executive officer, Michael C. Forman, has led FSEP II Advisor since its inception. In 2007, he co-founded Franklin Square Holdings with the goal of delivering alternative investment solutions, advised by what Franklin Square Holdings believes to be best-in-class institutional asset managers, to individual investors nationwide. In addition to leading FSEP II Advisor, Mr. Forman currently serves as chairman, president and chief executive officer of FB Income Advisor, LLC, FS Investment Advisor, LLC, FS Energy and Power Fund, FSIC II Advisor, LLC, FS Investment Corporation II, FSIC III Advisor, LLC, FS Investment Corporation III, FSIC IV Advisor, LLC, FS Investment Corporation IV, FS Global Advisor, LLC, FS Global Credit Opportunities Fund and the FSGCOF Offered Funds. Mr. Forman also currently serves as chairman and chief executive officer of FS Investment Corporation.

        FSEP II Advisor's senior management team has significant experience in private lending and private equity investing, and has developed an expertise in using all levels of a firm's capital structure to produce income-generating investments, while focusing on risk management. The team also has extensive knowledge of the managerial, operational and regulatory requirements of publicly registered alternative asset entities, such as BDCs. We believe that the active and ongoing participation by Franklin Square Holdings and its affiliates in the credit markets, and the depth of experience and disciplined investment approach of FSEP II Advisor's management team, will allow FSEP II Advisor to successfully execute our investment strategies.

        All investment decisions will require the unanimous approval of FSEP II Advisor's investment committee, which is currently comprised of Mr. Forman, Gerald F. Stahlecker, Zachary Klehr and Sean Coleman. Our board of trustees, including a majority of independent trustees, will oversee and monitor our investment performance and, beginning with the second anniversary of the effective date of the investment advisory and administrative services agreement, will annually review the investment advisory and administrative services agreement and the investment sub-advisory agreement to determine, among other things, whether the fees payable under such agreements are reasonable in light of the services provided.

About GSO

        From time to time, FSEP II Advisor may enter into sub-advisory relationships with registered investment advisers that possess skills that FSEP II Advisor believes will aid it in achieving our investment objectives. FSEP II Advisor has engaged GSO to act as our investment sub-adviser. GSO will assist FSEP II Advisor in identifying investment opportunities and will make investment recommendations for approval by FSEP II Advisor, according to guidelines set by FSEP II Advisor. GSO also serves as the investment sub-adviser to FS Energy and Power Fund and FS Global Credit Opportunities Fund. In addition, GSO's wholly-owned subsidiary, GDFM, serves as the investment sub-adviser to FS Investment Corporation, FS Investment Corporation II, FS Investment Corporation III and FS Investment Corporation IV. GSO is a Delaware limited partnership with principal offices located at 345 Park Avenue, New York, New York 10154.

        GSO is the credit platform of Blackstone, a leading global alternative asset manager. As of December 31, 2015, GSO and its affiliates, excluding Blackstone, managed approximately $79.1 billion of assets across multiple strategies and investment types within the leveraged finance marketplace, including leveraged loans, high-yield bonds, distressed, mezzanine and private equity. GSO has extensive experience investing in Energy companies. From 2005 through 2015, funds managed by GSO have invested over $16.0 billion in Energy companies. As investment sub-adviser, GSO will utilize its experience in Energy investing and will make recommendations to FSEP II Advisor in a manner that is consistent with its existing investment and monitoring processes.

        Blackstone is a leading global alternative asset manager and provider of financial advisory services. It is one of the largest independent managers of private capital in the world, with assets under management of approximately $336.4 billion as of December 31, 2015. Blackstone's alternative asset management businesses include the management of private equity funds, real estate funds, funds of hedge funds, credit-oriented funds, collateralized loan obligation vehicles, separately managed accounts and publicly traded closed- end mutual funds. Blackstone is a publicly traded limited partnership that has common units which trade on the New York Stock Exchange, LLC under the ticker symbol "BX." Information about Blackstone and its various affiliates, including certain ownership, governance and financial information, is disclosed in Blackstone's periodic filings with the SEC, which can be obtained from Blackstone's website at http://ir.blackstone.com or the SEC's website at www.sec.gov. Information contained on Blackstone's website and in Blackstone's filings with the SEC is not incorporated by reference into this annual report on Form 10-K and shareholders should not consider that information to be part of this annual report on Form 10-K.

Market Opportunity

        We believe that there are and will continue to be attractive investment opportunities in income-oriented securities of privately-held energy companies within the United States that have the potential to provide attractive risk-adjusted returns compared to other types of investments.

        In the face of volatile commodity markets, the U.S. Energy Information Administration ("EIA") estimates that global energy consumption grew by 1.4 million barrels per day ("MMbpd") in 2015, averaging approximately 94 MMbpd. Globally, the demand for petroleum and other liquids continues to grow, and the EIA expects consumption to increase by 2.7 MMbpd through 2017. As demand for energy continues to grow, so does the investment required to supply the world's energy needs. It is estimated that meeting the world's growing need for energy will require more than $68 trillion in cumulative investment from 2015 to 2040. We believe the energy market continues to be underserved in terms of funding, and view today's market as providing an opportune time for long-term investment in the private debt of U.S. middle market energy companies.

        Continued depressed commodity prices combined with reduced secondary market liquidity has resulted in higher yields and lower prices for energy debt investments. From August 31, 2014 to December 31, 2015, the average yield to 3-year maturity of broadly syndicated energy loans increased from 6.1% to 21.0%, the highest since 2009, and the average yield-to-worst of high yield energy bonds increased from 5.6% to 16.0%, the highest since 2008. As of December 31, 2015, the average price of a senior secured energy loan decreased to 57.8 on 100.0 of par value, the lowest price in the 23-year history of the Credit Suisse Leveraged Loan Index. We believe that the debt securities of many of these energy companies are undervalued relative to our fundamental analysis and that the recent broad decline in energy credit prices has not taken into account company-by-company differences in geography, cost structures and liquidity profiles. For example, certain companies have the ability to reduce costs through technological advances and many have options available to them to enhance liquidity in the event commodity prices remain depressed for a prolonged period of time.

        While we are cognizant that the market warrants a cautious approach, we believe our credit expertise will allow us to take advantage of the dislocation in the market and identify attractive investment opportunities. It is our view that by focusing our investments in the senior secured debt of energy companies including those with ample liquidity, low cost structures, strong balance sheets and high-quality reserves we can generate attractive risk-adjusted returns over the long-term, while protecting our downside in varying commodity price environments.

        We also believe that commodity price volatility has and will continue to disrupt the flow of capital from banks and other traditional credit providers to energy companies. We expect that private energy companies in particular, which represent approximately 98% of all U.S. energy companies, will experience the most significant reduction in credit availability from traditional sources. This can create further opportunities for investors that have the skill, size, expertise and ability to structure and originate their own transactions. We believe we will be able to source directly originated investments and anchor new issue transactions that should benefit from stronger covenants and improved pricing versus what was previously available in the marketplace.

        It is expected that the U.S. energy industry will have a continued need for substantial capital investment for energy companies across all sub-sectors. Many upstream companies require large, annual capital expenditures to develop new reserves and replace lost production as existing oil and natural gas wells decline. Midstream assets throughout the United States are aging and are not ideally located for new areas of development, requiring that additional infrastructure be built to ensure this new supply reaches market. Further, we believe these investment opportunities could increase due to potential environmental regulations that are expected to impact fossil-fuel power generation, particularly coal generation, which itself comprises more than a third of the current U.S. power market. We believe that this large and varied asset class maintains attractive and distinct investment characteristics, including established hard asset values, high barriers to entry and attractive long-term growth profiles, which will allow us to provide superior risk-adjusted returns for our investors.

Characteristics of and Risks Related to Investments in Private Companies

        We intend to invest primarily in income-oriented securities of privately-held Energy companies within the United States. Investments in private companies pose significantly greater risks than investments in public companies. First, private companies have reduced access to the capital markets, resulting in diminished capital resources and ability to withstand financial distress. As a result, these companies, which may present greater credit risk than public companies, may be unable to meet the obligations under their debt and equity securities that we anticipate holding. Second, the investments themselves may often be illiquid. The securities of most of the companies in which we intend to invest are not publicly traded or actively traded on the secondary market and are, instead, traded on a privately negotiated over-the-counter secondary market for institutional investors. In addition, we expect that most of our directly originated investments generally will not be traded on any secondary market and a trading market for such investments may not develop. The securities in which we may invest may also be subject to legal and other restrictions on resale. As such, we may have difficulty exiting an investment promptly or at a desired price prior to maturity or outside of a normal amortization schedule. These investments may also be difficult to value because little public information generally exists about private companies, requiring an experienced due diligence team to analyze and value the potential portfolio company. Finally, these companies often may not have third-party debt ratings or audited financial statements. We must therefore rely on the ability of FSEP II Advisor and/or GSO to obtain adequate information through their due diligence efforts to evaluate the creditworthiness of, and risks involved in investing in, these companies, and to determine the optimal time to exit an investment. These companies and their financial information will also generally not be subject to the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and other rules and regulations that govern public companies that are designed to protect investors.

Investment Strategies

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

  •
  Leading, defensible market positions.  We will seek to invest in companies that have developed what we believe to be strong positions within their sub-sector and exhibit the potential to maintain sufficient cash flows and profitability to service our debt in a range of economic environments. We will seek companies that can protect their competitive advantages through scale, scope, customer loyalty, product pricing or product quality versus their competitors, thereby minimizing business risk and protecting profitability.

  •
  Proven management teams.  We intend to focus on companies that have what we believe to be experienced management teams with an established track record of success. We will typically require our portfolio companies to have proper incentives in place, which may include non-cash and performance-based compensation, to align management's goals with ours.

  •
  Commodity price management.  We will seek to invest in companies that appropriately manage their commodity price exposure through the use of hedging with highly rated counterparties, contracts such as power purchase agreements or tolling agreements and other instruments that seek to minimize the company's exposure to significant commodity price swings.

  •
  Potentially targeted allocation among various issuers and sub-sectors.  We will seek to allocate our portfolio broadly among issuers and sub-sectors within the Energy Investment Universe, thereby attempting to reduce the risk of a downturn in any one company or sub-sector having a disproportionate adverse impact on the value of our portfolio.

  •
  Potentially viable exit strategy.  While we will attempt to invest in securities that may be sold in a privately negotiated over-the-counter market, providing us a means by which we may exit our positions, we expect that a large portion of our portfolio may not be sold on this secondary market. For any investments that are not able to be sold within this market, we intend to focus primarily on investing in companies whose business models and growth prospects offer attractive exit possibilities, including repayment of our investments, an initial public offering of equity securities, a merger, a sale or a recapitalization, in each case with the potential for capital gains.

        In addition, in an order dated June 4, 2013, the SEC granted exemptive relief that, subject to the satisfaction of certain conditions, expands our ability to co-invest in certain privately negotiated investment transactions with our co-investment affiliates, which we believe may enhance our ability to further our investment objectives and strategies.

Potential Competitive Strengths

        We believe that we offer investors the following potential competitive strengths:

  Global platform with seasoned investment professionals

        We believe that the breadth and depth of the experience of FSEP II Advisor's senior management team, together with the wider resources of GSO's investment team, which is dedicated to sourcing, structuring, executing, monitoring and harvesting a broad range of private investments, will provide us with a significant competitive advantage in sourcing and analyzing what we believe to be attractive investment opportunities worldwide.

  Potential long-term investment horizon

        Our potential long-term investment horizon will give us great flexibility, which we believe will allow us to maximize returns on our investments. Unlike most private equity and venture capital funds, we will not be required to return capital to our shareholders once we exit a portfolio investment. Such funds typically can only be invested once and must be returned to investors after a specific time period. These provisions often force private equity and venture capital funds to seek liquidity events, including initial public offerings, mergers or recapitalizations, more quickly than they otherwise might, potentially resulting in a lower return to investors. We believe that freedom from such capital return requirements, which will allow us to invest using a longer-term focus, will provide us with the opportunity to increase total returns on invested capital, compared to other private company investment vehicles.

  GSO transaction sourcing capability

        FSEP II Advisor will seek to leverage GSO's significant access to transaction flow. GSO seeks to generate investment opportunities through syndicate and club deals (generally, investments made by a small group of investment firms), through relationships with investment banks, which may be exclusive to GSO, and, subject to regulatory constraints as discussed under "Regulation" and the allocation policies of GSO and its affiliates, as applicable, also through GSO's direct origination channels. GSO also relies on its relationships with private equity sponsors, investment banks and commercial banks to source investment opportunities. These include significant contacts to participants in the credit and leveraged finance marketplace, which it can draw upon in sourcing investment opportunities for us. With respect to syndicate and club deals, GSO has built a network of relationships with commercial and investment banks, finance companies and other investment funds as a result of the long track record of its investment professionals in the leveraged finance marketplace. With respect to GSO's origination channel, FSEP II Advisor will seek to leverage the global presence of GSO and its long-standing personal contacts within the Energy industry to generate access to a substantial amount of directly originated transactions with what we believe to be attractive investment characteristics. We believe that the broad network of GSO will provide a significant pipeline of investment opportunities for us. GSO also has a significant trading platform, which we believe will allow us access to the secondary market for investment opportunities.

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

Operating and Regulatory Structure

        Our investment activities will be managed by FSEP II Advisor and supervised by our board of trustees, a majority of whom are independent. Under the investment advisory and administrative services agreement, we have agreed to pay FSEP II Advisor an annual base management fee based on the average weekly value of our gross assets and an incentive fee based on our performance. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations" for a description of the fees to which FSEP II Advisor will be entitled.

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

        We will reimburse FSEP II Advisor for expenses necessary to perform services related to our administration and operations, including FSEP II Advisor's allocable portion of the compensation and related expenses of certain personnel of Franklin Square Holdings providing administrative services to us on behalf of FSEP II Advisor. The amount of this reimbursement will be the lesser of (1) FSEP II Advisor's actual costs incurred in providing such services and (2) the amount that we estimate we would be required to pay alternative service providers for comparable services in the same geographic location. FSEP II Advisor will be required to allocate the cost of such services to us based on factors such as assets, revenues, time allocations and/or other reasonable metrics. Our board of trustees will review the methodology employed in determining how the expenses are allocated to us and the proposed allocation of administrative expenses among us and certain affiliates of FSEP II Advisor. Our board of trustees will then assess the reasonableness of such reimbursements for expenses allocated to us based on the breadth, depth and quality of such services as compared to the estimated cost to us of obtaining similar services from third-party service providers known to be available. In addition, our board of trustees will consider whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, our board of trustees, among other things, will compare the total amount paid to FSEP II Advisor for such services as a percentage of our net assets to the same ratio as reported by other comparable BDCs. We will not reimburse FSEP II Advisor for any services for which it will receive a separate fee, or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of FSEP II Advisor.

        We have also contracted with State Street Bank and Trust Company, or State Street, to provide various accounting and administrative services, including, but not limited to, preparing preliminary financial information for review by FSEP II Advisor, preparing and monitoring expense budgets, maintaining accounting and corporate books and records, processing trade information provided by us and performing testing with respect to RIC compliance.

        As a BDC, we will be required to comply with certain regulatory requirements. Also, while we will be permitted to finance investments using debt, our ability to use debt will be limited in certain significant respects pursuant to the 1940 Act. Within the limits of existing regulation, we will adjust our use of debt, according to market conditions, to the level we believe will allow us to generate maximum risk-adjusted returns. See "—Regulation." We have elected to be treated for U.S. federal income tax purposes, and intend to qualify annually, as a RIC under Subchapter M of the Code.

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

  Senior Debt

        Senior debt is situated at the top of the capital structure. Because this debt has priority in payment, it carries the least risk among all investments in a firm. Generally, senior debt in which we may invest is expected to have a maturity period of three to seven years, offer some form of amortization, and have first priority security interests in the assets of the borrower. Senior debt is comprised of first lien and second lien debt positions. Second lien debt is granted a second priority security interest in the assets of the borrower, which means that any realization of collateral will generally be applied to pay first lien debt in full before second lien debt positions are paid and the value of the collateral may not be sufficient to repay in full both first lien secured debt and second lien secured debt. Generally, in normalized markets, we expect that the variable interest rate on our first lien debt typically will range between 4.0% and 9.0% over a standard benchmark, such as the prime rate or the London Interbank Offered Rate, or LIBOR. In normalized markets, we expect that the variable interest rate on second lien debt will range between 6.0% and 10.0% over a standard benchmark. In addition, we may receive additional returns from any warrants we may receive in connection with these investments.

  Subordinated Debt

        In addition to senior debt, we may also invest a portion of our assets in subordinated debt. Subordinated debt usually ranks junior in priority of payment to first lien and second lien secured loans and is often unsecured, but is situated above preferred equity and common equity in the capital structure. In return for their junior status compared to first lien and second lien secured loans, subordinated debt typically offers higher returns through both higher interest rates and possible equity ownership in the form of warrants, enabling the lender to participate in the capital appreciation of the borrower. These warrants typically require only a nominal cost to exercise. We intend to generally target subordinated debt with interest-only payments throughout the life of the security, with the principal due at maturity. Typically, subordinated debt investments have maturities of five to ten years. Generally, in normalized markets, we expect these securities to carry a fixed rate or a floating current yield of 8.0% to 12.0% over a standard benchmark. In addition, we may receive additional returns from any warrants we may receive in connection with these investments. In some cases, a portion of the total interest may accrue or be paid-in-kind, or PIK.

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

  Other Securities

        We may also invest from time to time in derivatives, such as total return swaps and credit default swaps. We anticipate that any use of derivatives would primarily be as a substitute for investing in conventional securities. Any use of derivatives may subject us to additional risks. See "Item 1A. Risk Factors—Risks Related to Our Investments—We may from time to time enter into total return swaps, credit default swaps or other derivative transactions which expose us to certain risks, including credit risk, market risk, liquidity risk and other risks similar to those associated with the use of leverage."

Sources of Income

        The primary means through which our shareholders will receive a return of value is through interest income, dividends and capital gains generated by our investments. In addition to these sources of income, we may receive fees paid by our portfolio companies, including one-time closing fees paid at the time each investment is made. Closing fees will typically range from 1.0% to 3.0% of the purchase price of an investment. In addition, we may generate revenues in the form of non-recurring commitment, origination, structuring or diligence fees, fees for providing managerial assistance, consulting fees and performance-based fees.

Risk Management

        We will seek to limit the downside potential of our investment portfolio by:

  •
  applying our investment strategies guidelines for portfolio investments;

  •
  requiring a total return on investments (including both interest and potential appreciation) that adequately compensates us for credit risk;

  •
  allocating our portfolio among various issuers, and sub-sectors, and size permitting, with an adequate number of companies, across different sub-sectors of the Energy industry, with different types of collateral; and

  •
  negotiating or seeking debt and other securities with covenants or features that protect us while affording portfolio companies flexibility in managing their businesses consistent with preservation of capital.

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

Our Transaction Process

  Sourcing

        In order to source transactions, FSEP II Advisor will seek to leverage GSO's significant access to transaction flow, along with GSO's trading platform, which allows for access to the syndicated loan market, which may be a key source of investment opportunities for us. GSO will seek to generate investment opportunities through its trading platform, through syndicate and club deals, through relationships with investment banks, which may be exclusive to GSO, and, subject to regulatory constraints and the allocation policies of GSO and its affiliates, as applicable, through GSO's direct origination channels. With respect to syndicate and club deals, GSO has built a network of relationships with commercial and investment banks, finance companies and other investment funds as a result of the long track record of its investment professionals in the leveraged finance marketplace. GSO may compensate certain brokers or other financial services firms out of its own profits or revenues for services provided in connection with the identification of appropriate investment opportunities. With respect to GSO's origination channel, FSEP II Advisor will seek to leverage the global presence of GSO and its long-standing personal contacts within the Energy industry to generate access to a substantial amount of directly originated transactions with what we believe to be attractive investment characteristics. We believe that the broad network of GSO will provide a significant pipeline of investment opportunities for us.

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

        Credit Analysis/Due Diligence.    Before undertaking an investment, the transaction team from GSO and FSEP II Advisor will conduct a thorough due diligence review of the opportunity to ensure the company fits our investment strategies, which may include:

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

  Execution

        Recommendation.    FSEP II Advisor has engaged GSO to identify and recommend investment opportunities for its approval. GSO will seek to maintain a defensive approach toward its investment recommendations by emphasizing risk control in its transaction process, which includes (i) the pre-review of each opportunity by one of its portfolio managers to assess the general quality, value and fit relative to our portfolio, (ii) where possible, transaction structuring with a focus on preservation of capital in varying economic environments and (iii) ultimate approval of investment recommendations by GSO's investment committee.

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

  Monitoring

        Portfolio Monitoring.    FSEP II Advisor, with the help of GSO, will monitor our portfolio with a focus toward anticipating negative credit events. To maintain portfolio company performance and help to ensure a successful exit, FSEP II Advisor and GSO will work closely with, as applicable, the lead equity sponsor, loan syndicator, portfolio company management, consultants, advisers and other security holders to discuss financial position, compliance with covenants, financial requirements and execution of the company's business plan. In addition, depending on the size, nature and performance of the transaction, we may occupy a seat or serve as an observer on a portfolio company's board of directors or similar governing body.

        Typically, FSEP II Advisor and GSO will receive financial reports detailing operating performance, sales volumes, margins, cash flows, financial position and other key operating metrics on a quarterly basis from our portfolio companies. FSEP II Advisor and GSO will use this data, combined with due diligence gained through contact with the company's customers, suppliers, competitors, market research and other methods, to conduct an ongoing, rigorous assessment of the company's operating performance and prospects. GSO may rely on brokers or other financial services firms that may help identify potential investments from time to time for assistance in monitoring these investments.

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

        Valuation Process.    Each quarter, we will value investments in our portfolio, and such values will be disclosed each quarter in reports filed with the SEC. Investments for which market quotations are readily available will be recorded at such market quotations. With respect to investments for which market quotations are not readily available, our board of trustees will determine the fair value of such investments in good faith, utilizing the input of our valuation committee, FSEP II Advisor and any other professionals or materials that our board of trustees deems worthy and relevant, including GSO and independent third-party valuation services, if applicable. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments."

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

        We will generally not be able to issue and sell our common shares at a price per share, after deducting upfront selling commissions, if any, that is below our net asset value per share. See "Item 1A. Risk Factors—Risks Related to Business Development Companies—Regulations governing our operation as a BDC and a RIC will affect our ability to raise, and the way in which we raise, additional capital or borrow for investment purposes, which may have a negative effect on our growth." We may, however, sell our common shares, or warrants, options or rights to acquire our common shares, at a price below the then-current net asset value of our common shares if our board of trustees determines that such sale is in our best interests and the best interests of our shareholders, and our shareholders approve such sale. In addition, we may generally issue new common shares at a price below our net asset value per share in rights offerings to existing shareholders, in payment of dividends and in certain other limited circumstances.

        As a BDC, we will be subject to certain regulatory restrictions in making our investments. For example, BDCs generally are not permitted to co-invest with certain affiliated entities in transactions originated by the BDC or its affiliates in the absence of an exemptive order from the SEC. However, BDCs are permitted to, and may, co-invest in transactions where price is the only negotiated point. In an order dated June 4, 2013, the SEC granted exemptive relief to our affiliates, upon which we may rely, and which permits us, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with our co-investment affiliates. Under the terms of this relief, a "required majority" (as defined in Section 57(o) of the 1940 Act) of our independent trustees must make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching of us or our shareholders on the part of any person concerned and (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objectives and strategies. We believe this relief will enhance our ability to further our investment objectives and strategies. We believe this relief may also increase favorable investment opportunities for us, in part by allowing us to participate in larger investments, together with our co-investment affiliates, than would be available to us if such relief had not been obtained. Because our affiliates did not seek exemptive relief to engage in co-investment transactions with GSO and its affiliates, we will be permitted to co-invest with GSO and its affiliates only in accordance with existing regulatory guidance.

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

  Code of Ethics

        We and FSEP II Advisor have each adopted a code of ethics pursuant to Rule 17j-1 promulgated under the 1940 Act that, among other things, establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the codes may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with each code's requirements. Our and FSEP II Advisor's codes of ethics are attached as exhibits to the registration statement on Form N-2 (File No. 333-195237) pertaining to the public offering of our common shares filed on August 22, 2014. You may also read and copy these codes of ethics at the SEC's Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 551-8090. In addition, each code of ethics is available on the EDGAR Database on the SEC's Internet site at www.sec.gov. You may also obtain a copy of each code of ethics, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov, or by writing the SEC's Public Reference Section, at 100 F Street, N.E., Washington, D.C. 20549.

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

  •
  pursuant to Item 307 of Regulation S-K, our periodic reports are required to disclose our conclusions about the effectiveness of our disclosure controls and procedures; and

  •
  pursuant to Rule 13a-15 promulgated under the Exchange Act, beginning with our fiscal year ending December 31, 2015, our management is required to prepare a report regarding its assessment of our internal control over financial reporting.

        The Sarbanes-Oxley Act requires us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated thereunder. We monitor our compliance with all regulations that are adopted under the Sarbanes-Oxley Act and take actions necessary to ensure that we are in compliance therewith. In addition, upon commencement of investment operations, we intend to voluntarily comply with Section 404(b) of the Sarbanes-Oxley Act, and will engage our independent registered public accounting firm to audit our internal control over financial reporting.

Taxation as a RIC

        We have elected to be treated for U.S. federal income tax purposes, and intend to qualify annually, as a RIC under Subchapter M of the Code. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that we distribute as dividends to our shareholders. To qualify for and maintain our qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements, as well as distribute to our shareholders, for each tax year, dividends of an amount at least equal to 90% of our "investment company taxable income," which is generally the sum of our net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses, determined without regard to any deduction for dividends paid, or the Annual Distribution Requirement.

        If we:

  •
  qualify as a RIC; and

  •
  satisfy the Annual Distribution Requirement,

then we will not be subject to U.S. federal income tax on the portion of our income or capital gains we distribute (or are deemed to distribute) as dividends to shareholders. We will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gains not distributed (or deemed distributed) as dividends to our shareholders.

        As a RIC, we will be subject to a 4% nondeductible federal excise tax on certain undistributed income unless we distribute dividends in a timely manner to our shareholders generally of an amount at least equal to the sum of (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of our capital gain net income, which is the excess of capital gains over capital losses (as adjusted for certain ordinary losses) for the one-year period ending October 31 of that calendar year and (3) any net ordinary income and capital gain net income for the preceding years that were not distributed during such years and on which we paid no U.S. federal income tax, or the Excise Tax Avoidance Requirement. Any distribution declared by us during October, November or December of any calendar year, payable to shareholders of record on a specified date in such a month and actually paid during January of the following calendar year, will be treated as if it had been paid by us, as well as received by our U.S. shareholders on December 31 of the calendar year in which the distribution was declared. We generally will endeavor in each tax year to avoid any material U.S. federal excise tax on our earnings.

        We may incur in the future such excise tax on a portion of our income and capital gains. While we intend to distribute income and capital gains to minimize exposure to the 4% excise tax, we may not be able to, or may choose not to, distribute amounts sufficient to avoid the imposition of the tax entirely. In that event, we generally will be liable for the excise tax only on the amount by which we do not meet the Excise Tax Avoidance Requirement.

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

        A RIC is limited in its ability to deduct expenses in excess of its investment company taxable income. If our expenses in a given tax year exceed our investment company taxable income, we may experience a net operating loss for that tax year. However, a RIC is not permitted to carry forward net operating losses to subsequent tax years and such net operating losses do not pass through to its shareholders. In addition, deductible expenses can be used only to offset investment company taxable income, not net capital gain. A RIC may not use any net capital losses (that is, the excess of realized capital losses over realized capital gains) to offset its investment company taxable income, but may carry forward such net capital losses, and use them to offset future capital gains, indefinitely. Due to these limits on deductibility of expenses and net capital losses, we may for tax purposes have aggregate taxable income for several years that we are required to distribute and that is taxable to our shareholders even if such taxable income is greater than the net income we actually earn during those years.

        For U.S. federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt instruments that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), we must include in income each tax year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same tax year. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. We anticipate that a portion of our income may constitute original issue discount or other income required to be included in taxable income prior to receipt of cash. Further, we may elect to amortize market discount on debt investments and currently include such amounts in our taxable income, instead of upon their sale or other disposition, as any failure to make such election would limit our ability to deduct interest expense for tax purposes.

        We intend to invest a portion of our net assets in below investment grade instruments. Investments in these types of instruments may present special tax issues for us. U.S. federal income tax rules are not entirely clear about issues such as when we may cease to accrue interest, original issue discount or market discount, when and to what extent deductions may be taken for bad debts or worthless instruments, how payments received on obligations in default should be allocated between principal and income and whether exchanges of debt instruments in a bankruptcy or workout context are taxable. We will address these and other issues to the extent necessary in order to seek to ensure that we distribute sufficient income to avoid any material U.S. federal income or excise tax.

        Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the tax year of the accrual, we may be required to make a distribution to our shareholders in order to satisfy the Annual Distribution Requirement, even though we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the Annual Distribution Requirement necessary to maintain RIC tax treatment under Subchapter M of the Code. We may have to sell or otherwise dispose of some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

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

        To satisfy the Diversification Tests, at the close of each quarter of our tax year, we will not invest more than 25% of the value of our total assets in MLPs and certain other "qualified publicly traded partnerships". As a limited partner in the MLPs in which we seek to invest, we will be deemed to have received our share of income, gains, losses, deductions, and credits from those MLPs. Historically, a significant portion of income from MLPs has been offset by tax deductions. As a result, this income has been significantly lower than cash distributions paid by MLPs. The percentage of an MLP's income and gains which is offset by tax deductions, losses and credits will fluctuate over time for various reasons. A significant slowdown in acquisition activity or capital spending by MLPs held in our portfolio could result in a reduction of accelerated depreciation generated by new acquisitions, which may result in an increase in our investment company taxable income that we are required to distribute to shareholders to satisfy the Annual Distribution Requirement or the Excise Tax Avoidance Requirement or to eliminate our liability for U.S. federal income tax. If our income from our investments in MLPs exceeds the cash distributions received from such investments, we may need to obtain cash from other sources in order to satisfy the Annual Distribution Requirement. If we are unable to obtain cash from other sources, we may fail to qualify as a RIC and become subject to corporate-level U.S. federal income tax. We may also recognize for U.S. federal income tax purposes gain in excess of cash proceeds upon the sale of an interest in an MLP. Any such gain may need to be distributed (or deemed distributed) in order to avoid liability for corporate-level income taxes on such gain.

        A portfolio company in which we invest may face financial difficulties that require us to work-out, modify or otherwise restructure our investment in the portfolio company. Any such transaction could, depending upon the specific terms of the transaction, result in unusable capital losses and future non-cash income. Any such transaction could also result in our receiving assets that give rise to non-qualifying income for purposes of the 90% Income Test or otherwise would not count toward satisfying the Diversification Tests.

        Some of the income that we might otherwise earn, such as fees for providing managerial assistance, certain fees earned with respect to our investments, income recognized in a work-out or restructuring of a portfolio investment, or income recognized from an equity investment in an operating partnership, may not satisfy the 90% Income Test. To manage the risk that such income might disqualify us as a RIC for failure to satisfy the 90% Income Test, one or more subsidiary entities treated as U.S. corporations for entity-level income tax purposes may be employed to earn such income and (if applicable) hold the related asset. Such subsidiary entities will be required to pay U.S. federal income tax on their earnings, which ultimately will reduce the yield to our shareholders on such fees and income.

Employees

        We do not currently have any employees. Each of our executive officers is a principal, officer or employee of FSEP II Advisor, which manages and oversees our investment operations. In the future, FSEP II Advisor may retain additional investment personnel based upon its needs.

Available Information

        Within 60 days after the end of each fiscal quarter, we will distribute our quarterly report on Form 10-Q to all shareholders of record and to the securities administrator in each jurisdiction in which we will offer or sell securities. In addition, we will distribute our annual report on Form 10-K to all shareholders of record and to the securities administrator in each jurisdiction in which we will offer or sell securities within 120 days after the end of each fiscal year. These reports will also be available on our website at www.franklinsquare.com and on the SEC's website at www.sec.gov. These reports should not be considered a part of or as incorporated by reference into this annual report on Form 10-K and the information contained on our website should not be considered to be part of or as incorporated by reference into this annual report on Form 10-K.

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

Risks Related to Our Continuous Public Offering and an Investment in Our Common Shares

Our common shares will not be listed on an exchange or quoted through a quotation system, and will not be for the foreseeable future, if ever. Therefore, shareholders will have limited liquidity and may not receive a full return of invested capital upon selling common shares.

        Our common shares are illiquid assets for which there is not a secondary market and it is not expected that any will develop in the foreseeable future. There can be no assurance that we will complete a liquidity event. A liquidity event could include: (1) a listing of our common shares on a national securities exchange; (2) the sale of all or substantially all of our assets either on a complete portfolio basis or individually followed by a liquidation; or (3) a merger or another transaction approved by our board of trustees in which our shareholders likely will receive cash or shares of a publicly-traded company, including potentially a company that is an affiliate of us.

        In addition, any shares repurchased pursuant to our share repurchase program may be purchased at a price which may reflect a discount from the purchase price a shareholder paid for the common shares being repurchased. See "Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Share Repurchase Program" for a detailed description of our proposed share repurchase program.

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

        A liquidity event could include: (1) a listing of our common shares on a national securities exchange; (2) the sale of all or substantially all of our assets either on a complete portfolio basis or individually followed by a liquidation; or (3) a merger or another transaction approved by our board of trustees in which our shareholders likely will receive cash or shares of a publicly-traded company, including potentially a company that is an affiliate of us. However, there can be no assurance that we will complete a liquidity event by a specified date or at all. If we do not successfully complete a liquidity event, liquidity for a shareholder's common shares will be limited to our share repurchase program, which we have no obligation to maintain.

We established the initial offering price for our shares on an arbitrary basis, and the offering price may not accurately reflect the value of our assets.

        The price of our common shares prior to satisfying the minimum offering requirement is established on an arbitrary basis and is not based on the amount or nature of our assets or our book value. Therefore, at any given time, the offering price may be higher than the value of our interests in portfolio companies.

Investors will not know the purchase price per share at the time they submit their subscription agreements and could receive fewer common shares than anticipated if our board of trustees determines to increase the offering price to comply with the requirement that we avoid selling common shares at a net offering price below our net asset value per share.

        After satisfying the minimum offering requirement, the purchase price at which shareholders purchase common shares will be determined at each weekly closing date to ensure that the sales price, after deducting upfront selling commissions, if any, is equal to or greater than the net asset value of our common shares. As a result, in the event of an increase in our net asset value per share, a shareholder's purchase price may be higher than the prior weekly closing price per share, and therefore he, she or it may receive a smaller number of common shares than if he, she or it had subscribed at the prior weekly closing price.

We are a new company and have no operating history.

        We were formed on February 6, 2014 and will not formally commence investment operations until we satisfy the minimum offering requirement of selling $1.0 million of our common shares to persons not affiliated with us or FSEP II Advisor. We are subject to all of the business risks and uncertainties associated with any new business, including the risk that we will not achieve our investment objectives, and that the value of our common shares could decline substantially.

As a new company with no investments, our continuous public offering may be deemed to be a "blind pool" offering. An investor may not have the opportunity to evaluate historical data or assess investments prior to purchasing our common shares.

        None of us, FSEP II Advisor or GSO has generally identified, made or contracted to make investments on our behalf with the proceeds from our continuous public offering. As a result, an investor will not be able to evaluate the economic merits, transaction terms or other financial or operational data concerning future investments we will make using the proceeds from our continuous public offering prior to making a decision to purchase our common shares. An investor must rely on FSEP II Advisor and GSO to implement our investment policies, to evaluate all of our investment opportunities and to structure the terms of our investments rather than evaluating our investments in advance of purchasing our common shares. Because investors are not able to evaluate our investments in advance of purchasing our common shares, our continuous public offering may entail more risk than other types of offerings. This additional risk may hinder their ability to achieve their own personal investment objectives related to portfolio diversification, risk-adjusted investment returns and other objectives.

If we are unable to raise substantial funds in our ongoing, continuous "best efforts" public offering, we will be limited in the number and type of investments we may make, and the value of an investment in us may be reduced in the event our assets under-perform.

        Our continuous public offering is being made on a best efforts basis, whereby the dealer manager and broker-dealers participating in the offering are only required to use their best efforts to sell our common shares and have no firm commitment or obligation to purchase any of the common shares. Even though we have established a minimum size of our offering necessary for us to release funds from the escrow account and utilize subscription funds, such amount will not, by itself, be sufficient for us to purchase a portfolio of investments that meets our investment objectives and criteria. To the extent that less than the maximum number of common shares is subscribed for, the opportunity for the allocation of our investments among various issuers and sub-sectors may be decreased and the returns achieved on those investments may be reduced as a result of allocating all of our expenses over a smaller capital base.

The dealer manager in our continuous public offering may be unable to sell a sufficient number of common shares for us to achieve our investment objectives.

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

        The dealer manager for our continuous public offering is one of our affiliates. As a result, its due diligence review and investigation of us cannot be considered to be an independent review. Therefore, you do not have the benefit of an independent review and investigation of our offering of the type normally performed by an unaffiliated, independent underwriter in a firm commitment underwritten public securities offering.

Our ability to successfully conduct our continuous public offering depends, in part, on the ability of the dealer manager to establish, operate and maintain a network of broker-dealers.

        The success of our continuous public offering, and correspondingly our ability to implement our business strategy, depends upon the ability of the dealer manager to establish, operate and maintain a network of licensed securities broker-dealers and other agents to sell our common shares. If the dealer manager fails to perform, we may not be able to raise adequate proceeds through our continuous public offering to implement our investment strategies. If we are unsuccessful in implementing our investment strategies, shareholders could lose all or a part of their investment.

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

        Beginning with the first full calendar quarter following the date that we satisfy our minimum offering requirement, we intend to commence tender offers to allow shareholders to tender their common shares on a quarterly basis at the net offering price in effect on the date of repurchase. Our share repurchase program will include numerous restrictions that limit shareholders' ability to sell their common shares. We intend to limit the number of common shares repurchased pursuant to our share repurchase program as follows: (1) we currently intend to limit the number of common shares to be repurchased during any calendar year to the number of common shares we can repurchase with the proceeds we receive from the issuance of our common shares under our distribution reinvestment plan, although at the discretion of our board of trustees, we may also use cash on hand, cash available from borrowings and cash from the liquidation of investments as of the end of the applicable period to repurchase common shares; (2) beginning with the first full calendar quarter in the year following the date that we satisfy the minimum offering requirement, we will limit the number of common shares to be repurchased in any calendar year to 10.0% of the weighted average number of common shares outstanding in the prior calendar year, or 2.5% in each calendar quarter (though the actual number of common shares that we offer to repurchase may be less in light of the limitations noted above); (3) unless shareholders tender all of their common shares, shareholders must tender at least 25% of the number of common shares they have purchased and generally must maintain a minimum balance of $5,000, subsequent to submitting a portion of their common shares for repurchase by us; and (4) to the extent that the number of common shares tendered for repurchase exceeds the number of common shares that we are able to repurchase, we will repurchase common shares on a pro rata basis, not on a first-come, first-served basis. Further, we will have no obligation to repurchase common shares if the repurchase would violate the restrictions on distributions under federal law or Delaware law, which prohibits distributions that would cause a trust to fail to meet statutory tests of solvency. Any of the foregoing limitations may prevent us from accommodating all repurchase requests made in any year. For example, our affiliate, FS Investment Corporation, commenced a share repurchase program in March 2010 with substantially similar terms as our share repurchase program. Because FS Investment Corporation had relatively few shares outstanding during the first year of its operations, the limitation described in clause (2) above resulted in fewer than all of the tendered shares being repurchased in two tender offers conducted by FS Investment Corporation in 2010.

        In addition, our board of trustees may amend, suspend or terminate the share repurchase program at any time. We will notify shareholders of such developments (1) in our quarterly reports or (2) by means of a separate mailing to shareholders, accompanied by disclosure in a current or periodic report under the Exchange Act. In addition, although we have adopted a share repurchase program, we have discretion to not repurchase common shares, to suspend the share repurchase program and to cease repurchases. Further, the share repurchase program has many limitations and should not be relied upon as a method to sell common shares promptly or at a desired price.

        Additionally, our repurchase of shares will decrease our assets, and, therefore, will have the effect of increasing our expense ratio. Repurchase offers and the need to fund repurchase obligations may also affect our ability to be fully invested or force us to maintain a higher percentage of our assets in liquid investments, which may harm our investment performance.

The timing of our repurchase offers pursuant to our share repurchase program may be at a time that is disadvantageous to our shareholders.

        When we make quarterly repurchase offers pursuant to our share repurchase program, we may offer to repurchase common shares at a price that is lower than the price that shareholders paid for common shares in our offering. As a result, to the extent investors have the ability to sell their common shares to us as part of our share repurchase program, the price at which a shareholder may sell common shares, which we expect will be at the net offering price in effect on the date of repurchase, may be lower than what an investor paid in connection with the purchase of common shares in our offering.

        In addition, in the event a shareholder chooses to participate in our share repurchase program, the shareholder will be required to provide us with notice of intent to participate prior to knowing what the repurchase price will be on the repurchase date. Although a shareholder will have the ability to withdraw a repurchase request prior to the expiration date of such tender offer, to the extent a shareholder seeks to sell common shares to us as part of our share repurchase program, the shareholder will be required to do so without knowledge of what the repurchase price of our common shares will be on the repurchase date.

We may be unable to invest a significant portion of the net proceeds of our offering on acceptable terms in an acceptable timeframe.

        Delays in investing the net proceeds of our offering may impair our performance. We cannot assure shareholders that we will be able to identify any investments that meet our investment objectives or that any investment that we make will produce a positive return. We may be unable to invest the net proceeds of our offering on acceptable terms within the time period that we anticipate or at all, which could harm our financial condition and operating results.

        In addition, even if GSO identifies privately-negotiated investment opportunities that meet our investment objectives, because we do not have exemptive relief to engage in co-investment transactions with GSO and its affiliates, we will be permitted to co-invest with GSO and its affiliates only in accordance with existing regulatory guidance (i.e., where price is the only negotiated point) and the allocation policies of FSEP II Advisor, GSO and their respective affiliates.

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

        We may fund distributions from the uninvested proceeds of our continuous public offering and borrowings, and we have not established limits on the amount of funds we may use from net offering proceeds or borrowings to make any such distributions. We may pay distributions from the sale of assets to the extent distributions exceed our earnings or cash flows from operations. Notice to shareholders will be provided in accordance with Section 19(a) of the 1940 Act with respect to any portion of our distributions not derived from our net investment income. Distributions from the proceeds of our continuous public offering or from borrowings could reduce the amount of capital we ultimately invest in our portfolio companies.

A shareholder's interest in us will be diluted if we issue additional common shares, which could reduce the overall value of an investment in us.

        Our shareholders will not have preemptive rights to any common shares we issue in the future. Our declaration of trust authorizes us to issue 750,000,000 common shares. Pursuant to our declaration of trust, a majority of our entire board of trustees may amend our declaration of trust to increase the number of authorized common shares without shareholder approval. After an investor purchases common shares, our board of trustees may elect to sell additional common shares in the future, issue equity interests in private offerings or issue share-based awards to our independent trustees or employees of FSEP II Advisor. To the extent we issue additional equity interests after an investor purchases our common shares, an investor's percentage ownership interest in us will be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of our investments, a shareholder may also experience dilution in the book value and fair value of his or her common shares.

Our distributions to shareholders may be funded from expense reimbursements or waivers of investment advisory fees that are subject to repayment pursuant to our expense reimbursement agreement.

        We expect that for a period of time following commencement of this offering, which time period may be significant, substantial portions of our distributions will be funded through the reimbursement of certain expenses by Franklin Square Holdings and its affiliates, including through the waiver of certain investment advisory fees by FSEP II Advisor, that are subject to repayment by us within three years. Any such distributions funded through expense reimbursements or waivers of advisory fees will not be based on our investment performance, and can only be sustained if we achieve positive investment performance in future periods and/or Franklin Square Holdings and its affiliates continue to make such reimbursements or waivers of such fees. Our future repayments of amounts reimbursed or waived by Franklin Square Holdings or its affiliates will reduce the distributions that shareholders would otherwise receive in the future. There can be no assurance that we will achieve the performance necessary to be able to pay distributions at a specific rate or at all. Franklin Square Holdings and its affiliates have no obligation to waive advisory fees or otherwise reimburse expenses in future periods.

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

        Senior Debt.    There is a risk that any collateral pledged by portfolio companies in which we have taken a security interest may decrease in value over time or lose its entire value, may be difficult to sell in a timely manner, may be difficult to appraise and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the portfolio company to raise additional capital. To the extent our debt investment is collateralized by the securities of a portfolio company's subsidiaries, such securities may lose some or all of their value in the event of the bankruptcy or insolvency of the portfolio company. Also, in some circumstances, our security interest may be contractually or structurally subordinated to claims of other creditors. In addition, deterioration in a portfolio company's financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration in the value of the collateral for the loan. Loans that are under-collateralized involve a greater risk of loss. In addition, second lien secured loans are granted a second priority security interest in the assets of the borrower, which means that any realization of collateral will generally be applied to pay first lien secured loans in full before second lien secured loans are paid. Consequently, the fact that a loan is secured does not guarantee that we will receive principal and interest payments according to the senior debt's terms, or at all, or that we will be able to collect on the loan should we be forced to enforce our remedies.

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

        Non-U.S. Securities.    We may invest in non-U.S. securities, which may include securities denominated in U.S. dollars or in non-U.S. currencies, to the extent permitted by the 1940 Act. Because evidences of ownership of such securities usually are held outside the United States, we would be subject to additional risks if we invested in non-U.S. securities, which include possible adverse political and economic developments, seizure or nationalization of foreign deposits and adoption of governmental restrictions which might adversely affect or restrict the payment of principal and interest on the non-U.S. securities to shareholders located outside the country of the issuer, whether from currency blockage or otherwise. Because non-U.S. securities may be purchased with and payable in foreign currencies, the value of these assets as measured in U.S. dollars may be affected unfavorably by changes in currency rates and exchange control regulations.

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

        We will be subject to financial market risks, including changes in interest rates. General interest rate fluctuations may have a substantial negative impact on our investments, investment opportunities and cost of capital and, accordingly, may have a material adverse effect on our investment objectives, our rate of return on invested capital and our ability to service our debt and make distributions to our shareholders. In addition, an increase in interest rates would make it more expensive to use debt for our financing needs, if any.

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

        Certain debt investments that we intend to make in portfolio companies may be secured on a second priority basis by the same collateral securing first priority debt of such companies. The first priority liens on the collateral will secure the portfolio company's obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by such company under the agreements governing the loans. The holders of obligations secured by the first priority liens on the collateral will generally control the liquidation of and be entitled to receive proceeds from any realization of the collateral to repay their obligations in full before us. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from the sale or sales of all of the collateral would be sufficient to satisfy the debt instruments we hold which are secured by the second priority liens after payment in full of all obligations secured by the first priority liens on the collateral. If such proceeds are not sufficient to repay amounts outstanding under the debt instruments we hold which are secured by the second priority liens, then we, to the extent not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against such company's remaining assets, if any.

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

        Many of our potential portfolio companies may be susceptible to economic slowdowns or recessions (such as the economic downturn that occurred from 2008 through 2009) and may be unable to repay our debt investments during these periods. Therefore, our non-performing assets are likely to increase, and the value of our portfolio is likely to decrease, during these periods. Adverse economic conditions may also decrease the value of any collateral securing our debt investments. A prolonged recession may further decrease the value of such collateral and result in losses of value in our portfolio and a decrease in our revenues, net income and net asset value. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us on terms we deem acceptable. These events could prevent us from increasing investments and harm our operating results. Economic downturns or recessions may also result in a portfolio company's failure to satisfy financial or operating covenants imposed by us or other lenders, which could lead to defaults and, potentially, acceleration of the time when the loans are due and foreclosure on its assets representing collateral for its obligations, which could trigger cross defaults under other agreements and jeopardize our portfolio company's ability to meet its obligations under the debt that we hold and the value of any equity securities we own. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company.

A covenant breach by our portfolio companies may harm our operating results.

        A portfolio company's failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize a portfolio company's ability to meet its obligations under the debt or equity securities that we anticipate holding. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting portfolio company.

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

  •
  generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. In addition, our executive officers and trustees and members of FSEP II Advisor may, in the ordinary course of business, be named as defendants in litigation arising from our investments in the portfolio companies; and

  •
  may have difficulty accessing the capital markets to meet future capital needs, which may limit their ability to grow or to repay their outstanding indebtedness upon maturity.

We may not realize gains from our equity investments.

        Certain investments that we may make may include equity related securities, such as rights and warrants that may be converted into or exchanged for common stock or the cash value of the common stock. In addition, we may make direct equity investments in portfolio companies. The equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience. We may also be unable to realize any value if a portfolio company does not have a liquidity event, such as a sale of the business, recapitalization or public offering, which would allow us to sell the underlying equity interests. We may be unable to exercise any put rights we acquire which grant us the right to sell our equity securities back to the portfolio company for the consideration provided in our investment documents if the issuer is in financial distress.

Investment strategies focused primarily on privately-held companies present certain challenges, including the lack of available information about these companies.

        We intend to invest primarily in privately-held companies. Investments in private companies pose significantly greater risks than investments in public companies. First, private companies have reduced access to the capital markets, resulting in diminished capital resources and the ability to withstand financial distress. As a result, these companies, which may present greater credit risk than public companies, may be unable to meet the obligations under their debt and equity securities that we may hold. Second, the investments themselves often may be illiquid. The securities of most of the companies in which we intend to invest are not publicly-traded or actively-traded on the secondary market and are, instead, traded on a privately negotiated over-the-counter secondary market for institutional investors. In addition, such securities may be subject to legal and other restrictions on resale. As such, we may have difficulty exiting an investment promptly or at a desired price prior to maturity or outside of a normal amortization schedule. These investments may also be difficult to value because little public information generally exists about private companies, requiring an experienced due diligence team to analyze and value the potential portfolio company. Finally, these companies often may not have third-party debt ratings or audited financial statements. We must therefore rely on the ability of FSEP II Advisor and/or GSO to obtain adequate information through due diligence to evaluate the creditworthiness and potential returns from investing in these companies. These companies and their financial information will generally not be subject to the Sarbanes-Oxley Act and other rules and regulations that govern public companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments.

We expect that a substantial portion of our investments will be illiquid and the lack of liquidity may adversely affect our business.

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

  •
  The required recognition of PIK interest for U.S. federal income tax purposes may have a negative impact on liquidity, as it represents non-cash income that may require cash distributions to shareholders in order to maintain our ability to be subject to tax as a RIC; and

  •
  Original issue discount may create a risk of non-refundable cash payments to FSEP II Advisor based on non-cash accruals that may never be realized.

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

Risks Related to Our Business and Structure

Our board of trustees may change our investment policy by providing our shareholders with 60 days' prior notice, or may modify or waive our current operating policies and strategies without prior notice or shareholder approval, the effects of which may be adverse.

        Our investment policy is to invest, under normal circumstances, at least 80% of our total assets in securities of Energy companies. This investment policy may be changed by our board of trustees if we provide our shareholders with at least 60 days' prior notice. In addition, our board of trustees has the authority to modify or waive our current operating policies, investment criteria and strategies without prior notice and without shareholder approval. We cannot predict the effect any changes to our investment policy, current operating policies, investment criteria and strategies would have on our business, net asset value, operating results and the value of our common shares. However, the effects might be adverse, which could negatively impact our ability to pay shareholders distributions and cause them to lose all or part of their investment. Moreover, we will have significant flexibility in investing the net proceeds of our continuous public offering and may use the net proceeds from such offering in ways with which shareholders may not agree or for purposes other than those contemplated in this or any other prospectus relating to our continuous public offering. Finally, because our common shares are not expected to be listed on a national securities exchange for the foreseeable future, shareholders will be limited in their ability to sell their common shares in response to any changes in our investment policy, operating policies, investment criteria or strategies.

Future disruptions or instability in capital markets could negatively impact our ability to raise capital and could have a material adverse effect on our business, financial condition and results of operations.

        From time to time, the global capital markets may experience periods of disruption and instability, which could materially and adversely impact the broader financial and credit markets and reduce the availability to us of debt and equity capital. For example, between 2008 and 2009, instability in the global capital markets resulted in disruptions in liquidity in the debt capital markets, significant write-offs in the financial services sector, the repricing of credit risk in the broadly syndicated credit market and the failure of major domestic and international financial institutions. In particular, the financial services sector was negatively impacted by significant write-offs as the value of the assets held by financial firms declined, impairing their capital positions and abilities to lend and invest. We believe that such value declines were exacerbated by widespread forced liquidations as leveraged holders of financial assets, faced with declining prices, were compelled to sell to meet margin requirements and maintain compliance with applicable capital standards. Such forced liquidations also impaired or eliminated many investors and investment vehicles, leading to a decline in the supply of capital for investment and depressed pricing levels for many assets. These events significantly diminished overall confidence in the debt and equity markets, engendered unprecedented declines in the values of certain assets, caused extreme economic uncertainty and significantly reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular. While market conditions have experienced relative stability in recent years, there have been continuing periods of volatility and there can be no assurance that adverse market conditions will not repeat themselves in the future.

        Future volatility and dislocation in the capital markets could create a challenging environment in which to raise or access capital. For example, the re-appearance of market conditions similar to those experienced from 2008 through 2009 for any substantial length of time could make it difficult to extend the maturity of or refinance our existing indebtedness or obtain new indebtedness with similar terms. Significant changes or volatility in the capital markets may also have a negative effect on the valuations of our investments. While most of our investments will not be publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity) and impairments of the market values or fair market values of our investments, even if unrealized, must be reflected in our financial statements for the applicable period, which could result in significant reductions to our net asset value for the period. With certain limited exceptions, we are only allowed to borrow amounts or issue debt securities if our asset coverage, as calculated pursuant to the 1940 Act, equals at least 200% immediately after such borrowing. Equity capital may also be difficult to raise during periods of adverse or volatile market conditions because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional common shares at a price less than net asset value without first obtaining approval for such issuance from our shareholders and our independent directors. If we are unable to raise capital or refinance existing debt on acceptable terms, then we may be limited in our ability to make new commitments or to fund existing commitments to our portfolio companies. Significant changes in the capital markets may also affect the pace of our investment activity and the potential for liquidity events involving our investments. Thus, the illiquidity of our investments may make it difficult for us to sell such investments to access capital if required, and as a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them for liquidity purposes.

Uncertainty with respect to the financial stability of the United States and several countries in the European Union (EU) could have a significant adverse effect on our business, financial condition and results of operations.

        In August 2011, Standard & Poor's Ratings Services, or S&P, lowered its long-term sovereign credit rating on the U.S. from "AAA" to "AA+," which was affirmed by S&P in June 2013. Moody's Investors Service, Inc. and Fitch Ratings, Inc. have also warned that they may downgrade the U.S. federal government's credit rating. In addition, the economic downturn and the significant government interventions into the financial markets and fiscal stimulus spending over the last several years have contributed to significantly increased U.S. budget deficits. The U.S. government has on several occasions adopted legislation to suspend the federal debt ceiling. If the debt ceiling is not increased, the U.S. Treasury Department will not be authorized to issue additional debt that increases the current amount outstanding. Further downgrades or warnings by S&P or other rating agencies, and the U.S. government's credit and deficit concerns in general, including issues around the federal debt ceiling, could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our debt portfolio and our ability to access the debt markets on favorable terms. Furthermore, in February 2014, the Federal Reserve began scaling back its bond-buying program, or quantitative easing, which it ended in October 2014. Quantitative easing was designed to stimulate the economy and expand the Federal Reserve's holdings of long-term securities until key economic indicators, such as the unemployment rate, showed signs of improvement. It is unclear what effect, if any, the end of quantitative easing and fluctuating interest rates will have on the value of our investments or our ability to access the debt markets on favorable terms.

        In 2010, a financial crisis emerged in Europe, triggered by high budget deficits and rising direct and contingent sovereign debt in Greece, Ireland, Italy, Portugal and Spain, which created concerns about the ability of these nations to continue to service their sovereign debt obligations. In January 2012, S&P lowered its long-term sovereign credit rating for France, Italy, Spain and six other European countries, which has negatively impacted global markets and economic conditions. In addition, in April 2012, S&P further lowered its long-term sovereign credit rating for Spain. While the financial stability of such countries has improved, risks resulting from any future debt crisis in Europe or any similar crisis could have a detrimental impact on the global economic recovery, sovereign and non-sovereign debt in these countries and the financial condition of U.S. and European financial institutions. Market disruptions in Europe, including the increased cost of funding for certain governments and financial institutions, could negatively impact the global economy, and there can be no assurance that assistance packages will be available, or if available, will be sufficient to stabilize countries and markets in Europe. To the extent uncertainty regarding any economic recovery in Europe negatively impacts consumer confidence levels and spending, personal bankruptcy rates, levels of incurrence and default on consumer debt and home prices, or other credit factors, our business, financial condition and results of operations could be significantly and adversely affected.

Our ability to achieve our investment objectives depends on FSEP II Advisor's and GSO's ability to manage and support our investment process and if either our agreement with FSEP II Advisor or FSEP II Advisor's agreement with GSO were to be terminated, or if either FSEP II Advisor or GSO were to lose any members of their respective senior management teams, our ability to achieve our investment objectives could be significantly harmed.

        Because we have no employees, we will depend on the investment expertise, skill and network of business contacts of FSEP II Advisor and GSO. FSEP II Advisor, with the assistance of GSO, will evaluate, negotiate, structure, execute, monitor and service our investments. Our future success will depend to a significant extent on the continued service and coordination of FSEP II Advisor and GSO, as well as their respective senior management teams. The departure of any members of FSEP II Advisor's senior management team could have a material adverse effect on our ability to achieve our investment objectives. Likewise, the departure of any key employees of GSO may impact its ability to render services to us under the terms of its investment sub-advisory agreement with FSEP II Advisor.

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

        If FSEP II Advisor or GSO fails to maintain its existing relationships with private equity sponsors, investment banks and commercial banks on which they rely to provide us with potential investment opportunities or develop new relationships with other sponsors or sources of investment opportunities, we may not be able to grow our investment portfolio. In addition, individuals with whom FSEP II Advisor and GSO have relationships generally are not obligated to provide us with investment opportunities, and, therefore, there is no assurance that such relationships will generate investment opportunities for us. GSO may compensate certain brokers or other financial services firms out of GSO's own profits or revenues for services provided in connection with the identification of appropriate investment opportunities.

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

        Accomplishing this result on a cost-effective basis will largely be a function of the structuring of our investment process and the ability of FSEP II Advisor to provide competent, attentive and efficient services to us. Our executive officers and the members of FSEP II Advisor's investment committee have substantial responsibilities in connection with their roles at Franklin Square Holdings and with the other entities affiliated with Franklin Square Holdings, as well as responsibilities under the investment advisory and administrative services agreement. They may also be called upon to provide significant managerial assistance to certain of our portfolio companies. These demands on their time, which will increase as the number of investments grow, may distract them or slow the rate of investment. In order to grow, FSEP II Advisor will need to hire, train, supervise, manage and retain new employees. However, we cannot assure shareholders that FSEP II Advisor will be able to do so effectively. Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

Our business will require a substantial amount of capital to grow because we intend to distribute most of our income.

        Our business will require a substantial amount of capital. We intend to issue equity securities and may borrow from financial institutions. A reduction in the availability of new capital could limit our ability to grow. We intend to distribute at least 90% of our investment company taxable income each year to maintain our RIC status. As a result, any such cash earnings may not be available to fund investment originations. We expect to borrow from financial institutions and issue debt and equity securities. If we fail to obtain funds from such sources or from other sources to fund our investments, it could limit our ability to grow, which may have an adverse effect on the value of our securities. In addition, as a BDC, our ability to borrow or issue preferred shares may be restricted if our total assets are less than 200% of our total borrowings and preferred shares.

We may face increasing competition for investment opportunities, which could delay deployment of our capital, reduce returns and result in losses.

        We compete for investments with other BDCs and investment funds (including private equity funds, mezzanine funds and collateralized loan obligation, or CLO, funds), as well as traditional financial services companies such as commercial banks and other sources of funding. Moreover, alternative investment vehicles, such as hedge funds, have begun to invest in areas in which they have not traditionally invested, including making investments in middle market private U.S. companies, which we define as companies with annual revenue of $50 million to $2.5 billion at the time of investment. As a result of these new entrants, competition for investment opportunities in middle-

market private U.S. companies may intensify. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we have. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to do. We may lose investment opportunities if we do not match our competitors' pricing, terms and structure. If we are forced to match our competitors' pricing, terms and structure, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. A significant part of our competitive advantage stems from the fact that the market for investments in middle-market private U.S. companies is underserved by traditional commercial banks and other financial sources. A significant increase in the number and/or the size of our competitors in this target market could force us to accept less attractive investment terms. Furthermore, many of our competitors have greater experience operating under, or are not subject to, the regulatory restrictions that the 1940 Act imposes on us as a BDC.

A significant portion of our investment portfolio will be recorded at fair value as determined in good faith by our board of trustees and, as a result, there will be uncertainty as to the value of our portfolio investments.

        Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined by our board of trustees. There will not be a public market for the securities of the privately-held companies in which we intend to invest. Many of our investments will not be publicly traded or actively traded on a secondary market but, instead, will be traded on a privately negotiated over-the-counter secondary market for institutional investors or not traded at all. As a result, we will value these securities quarterly at fair value as determined in good faith by our board of trustees.

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

        The tax treatment and characterization of our distributions may vary significantly from time to time due to the nature of our investments. The ultimate tax characterization of our distributions made during a calendar year may not finally be determined until after the end of that calendar year. We may make distributions during a tax year that exceed our investment company taxable income and net capital gains for that tax year. In such a situation, the amount by which our total distributions exceed investment company taxable income and net capital gains generally would be treated as a return of capital up to the amount of a shareholder's tax basis in the shares, with any amounts exceeding such tax basis treated as a gain from the sale or exchange of such shares. A return of capital generally is a return of a shareholder's investment rather than a return of earnings or gains derived from our investment activities and will be made after deducting the fees and expenses payable in connection with the offering, including any fees payable to FSEP II Advisor. Moreover, we may pay all or a substantial portion of our distributions from the proceeds of our continuous public offering or from borrowings in anticipation of future cash flow, which could constitute a return of shareholders' capital and will lower such shareholders' tax basis in our shares, which may result in increased tax liability to shareholders when they sell such shares.

Changes in laws or regulations governing our operations or the operations of our business partners may adversely affect our business or cause us to alter our business strategy.

        We, our portfolio companies and our business partners are subject to regulation at the local, state and federal level. New legislation may be enacted or new interpretations, rulings or regulations could be adopted, including those governing the types of investments we are permitted to make, any of which could harm us and our shareholders, potentially with retroactive effect. Changes in laws or regulations governing the operations of those with whom we do business, including selected broker-dealers and other financial representatives selling our common shares, could also have a material adverse effect on our business, financial condition and results of operations. In addition, over the last several years there has been an increase in regulatory attention to the extension of credit outside of the traditional banking sector, raising the possibility that some portion of the non-bank financial sector will be subject to new regulation. New legislation, interpretations, rulings or regulations could require changes to certain business practices of us or our portfolio companies, negatively impact the operations, cash flows or financial condition of us or our portfolio companies, impose additional costs on us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies.

        In addition, any changes to the laws and regulations governing our operations, including with respect to permitted investments, may cause us to alter our investment strategies to avail ourselves of new or different opportunities or make other changes to our business. Such changes could result in material differences to our strategies and plans as set forth in this annual report on Form 10-K and may result in our investment focus shifting from the areas of expertise of FSEP II Advisor and GSO to other types of investments in which FSEP II Advisor and GSO may have less expertise or little or no experience. Thus, any such changes, if they occur, could have a material adverse effect on our results of operations and the value of a shareholder's investment.

As a public company, we are subject to regulations not applicable to private companies, such as provisions of the Sarbanes-Oxley Act. Efforts to comply with such regulations will involve significant expenditures, and non-compliance with such regulations may adversely affect us.

        As a public company, we are subject to regulations not applicable to private companies, including provisions of the Sarbanes-Oxley Act and the related rules and regulations promulgated by the SEC. Beginning with our fiscal year ended December 31, 2015, our management is required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act and rules and regulations of the SEC thereunder. We are required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis, to evaluate and disclose changes in our internal control over financial reporting. Section 404 of the Sarbanes-Oxley Act also generally requires an attestation from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting.

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

Declines in market values or fair market values of our investments could result in significant net unrealized depreciation of our portfolio, which, in turn, would reduce our net asset value.

        Under the 1940 Act, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by or under the direction of our board of trustees. While most of our investments will not be publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity) and impairments of the market values or fair market values of our investments, even if unrealized, must be reflected in our financial statements for the applicable period as unrealized depreciation, which could result in significant reductions to our net asset value for a given period.

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

If we, our affiliates and our and their respective third-party service providers are unable to maintain the availability of electronic data systems and safeguard the security of data, our ability to conduct business may be compromised, which could impair our liquidity, disrupt our business, damage our reputation and cause losses.

        Cybersecurity refers to the combination of technologies, processes, and procedures established to protect information technology systems and data from unauthorized access, attack, or damage. We, our affiliates and our and their respective third-party service providers are subject to cybersecurity risks. Cybersecurity risks have significantly increased in recent years and, while we have not experienced any material losses relating to cyber attacks or other information security breaches, we could suffer such losses in the future. Our, our affiliates and our and their respective third-party service providers' computer systems, software and networks may be vulnerable to unauthorized access, computer viruses or other malicious code and other events that could have a security impact. If one or more of such events occur, this potentially could jeopardize confidential and other information, including nonpublic personal information and sensitive business data, processed and stored in, and transmitted through, computer systems and networks, or otherwise cause interruptions or malfunctions in our operations or the operations of our affiliates and our and their respective third-party service providers. This could result in significant losses, reputational damage, litigation, regulatory fines or penalties, or otherwise adversely affect our business, financial condition or results of operations. Privacy and information security laws and regulation changes, and compliance with those changes, may result in cost increases due to system changes and the development of new administrative processes. In addition, we may be required to expend significant additional resources to modify our protective measures and to investigate and remediate vulnerabilities or other exposures arising from operational and security risks. We currently do not maintain insurance coverage relating to cybersecurity risks and we may be subject to litigation and financial losses that are not fully insured.

Risks Related to FSEP II Advisor and Its Affiliates

FSEP II Advisor has no prior experience managing a BDC or a RIC.

        While FSEP II Advisor's management team consists of substantially the same personnel that form the investment and operations team of the investment advisers to Franklin Square Holdings' five other affiliated BDCs, FSEP II Advisor is a new entity and has no prior experience managing a BDC or a RIC and has no experience investing in Energy companies. Therefore, FSEP II Advisor may not be able to successfully operate our business or achieve our investment objectives. As a result, an investment in our common shares may entail more risk than the shares of a comparable company with a substantial operating history.

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

FSEP II Advisor, GSO and their respective affiliates, including our officers and some of our trustees, face conflicts of interest as a result of compensation arrangements between us and FSEP II Advisor, and FSEP II Advisor and GSO, which could result in actions that are not in the best interests of our shareholders.

        FSEP II Advisor, GSO and their respective affiliates may receive substantial fees from us in return for their services, and these fees could influence the advice provided to us. We may pay to FSEP II Advisor an incentive fee that is based on the performance of our portfolio and an annual base management fee that is based on the average weekly value of our gross assets, and FSEP II Advisor will share a portion of these fees with GSO pursuant to the investment sub-advisory agreement between FSEP II Advisor and GSO. Because the incentive fee is based on the performance of our portfolio, FSEP II Advisor may be incentivized to make investments on our behalf, and GSO may be incentivized to recommend investments for us to FSEP II Advisor, that are riskier or more speculative than would be the case in the absence of such compensation arrangement. The way in which the incentive fee is determined may also encourage FSEP II Advisor to use leverage to increase the return on our investments. In addition, because the base management fee will be based upon the average weekly value of our gross assets, which includes any borrowings for investment purposes, FSEP II Advisor may be incentivized to recommend the use of leverage or the issuance of additional equity to make additional investments and increase the average weekly value of our gross assets. Under certain circumstances, the use of leverage may increase the likelihood of default, which could disfavor holders of our common shares. Our compensation arrangements could therefore result in our making riskier or more speculative investments, or relying more on leverage to make investments, than would otherwise be the case. This could result in higher investment losses, particularly during cyclical economic downturns.

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

        In addition, any incentive fee payable by us that relates to our net investment income may be computed and paid on income that may include interest that has been accrued but not yet received. If a portfolio company defaults on a loan that is structured to provide accrued interest, it is possible that accrued interest previously included in the calculation of the incentive fee will become uncollectible. FSEP II Advisor is not under any obligation to reimburse us for any part of the incentive fee it received that was based on accrued income that we never received as a result of a default by an entity on the obligation that resulted in the accrual of such income, and such circumstances would result in our paying an incentive fee on income we never received.

        For U.S. federal income tax purposes, we will be required to recognize taxable income (such as deferred interest that is accrued as original issue discount) in some circumstances in which we do not receive a corresponding payment in cash and to make distributions with respect to such income. Under such circumstances, we may have difficulty meeting the Annual Distribution Requirement necessary to maintain RIC tax treatment under the Code. This difficulty in making the required distribution may be amplified to the extent that we are required to pay an incentive fee with respect to such accrued income. As a result, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital, or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

There may be conflicts of interest related to obligations FSEP II Advisor's and GSO's senior management and investment teams have to our affiliates and to other clients.

        The members of the senior management and investment teams of both FSEP II Advisor and GSO serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment funds managed by the same personnel. For example, the officers, managers and other personnel of FSEP II Advisor also serve in similar capacities to the investment advisers to Franklin Square Holdings' five other affiliated BDCs, FS Investment Corporation, FS Investment Corporation II, FS Investment Corporation III, FS Investment Corporation IV and FS Energy and Power Fund, and Franklin Square Holdings' affiliated closed-end management investment company, FS Global Credit Opportunities Fund. In serving in these multiple and other capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in our best interests or in the best interest of our shareholders. Our investment objectives may overlap with the investment objectives of such investment funds, accounts or other investment vehicles. For example, we rely on FSEP II Advisor to manage our day-to-day activities and to implement our investment strategies. FSEP II Advisor and certain of its affiliates are presently, and plan in the future to continue to be, involved with activities which are unrelated to us. As a result of these activities, FSEP II Advisor, its employees and certain of its affiliates will have conflicts of interest in allocating their time between us and other activities in which they are or may become involved, including the management of other entities affiliated with Franklin Square Holdings. FSEP II Advisor and its employees will devote only as much of its or their time to our business as FSEP II Advisor and its employees, in their judgment, determine is reasonably required, which may be substantially less than their full time.

        Furthermore, GSO, on which FSEP II Advisor will rely to assist it in identifying investment opportunities and making investment recommendations, has similar conflicts of interest. GSO or its wholly-owned subsidiary, GDFM, serves as investment sub-adviser to Franklin Square Holdings' five other affiliated BDCs and Franklin Square Holdings' affiliated closed-end management investment company. GSO, its affiliates and their respective members, partners, officers and employees will devote as much of their time to our activities as they deem necessary and appropriate. GSO and its affiliates are not restricted from forming additional investment funds, from entering into other investment advisory relationships or from engaging in other business activities, even though such activities may be in competition with us and/or may involve substantial time and resources of GSO. Also, in connection with such business activities, GSO and its affiliates may have existing business relationships or access to material, non-public information that may prevent it from recommending investment opportunities that would otherwise fit within our investment objectives. All of these factors could be viewed as creating a conflict of interest in that the time, effort and ability of the members of GSO, its affiliates and their officers and employees will not be devoted exclusively to our business but will be allocated between us and the management of the monies of other advisees of GSO and its affiliates.

The time and resources that individuals employed by FSEP II Advisor and GSO devote to us may be diverted, and we may face additional competition due to the fact that individuals employed by FSEP II Advisor and GSO are not prohibited from raising money for or managing another entity that makes the same types of investments that we target.

        Neither FSEP II Advisor nor GSO, or individuals employed by FSEP II Advisor or GSO, are prohibited from raising money for and managing another investment entity that makes the same types of investments as those we target. As a result, the time and resources that these individuals may devote to us may be diverted. In addition, we may compete with any such investment entity for the same investors and investment opportunities. In an order dated June 4, 2013, the SEC granted exemptive relief to our affiliates upon which we may rely, and which permits us, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with our co-investment affiliates. Because our affiliates did not seek exemptive relief to engage in co-investment transactions with GSO and its affiliates, we will be permitted to co-invest with GSO and its affiliates only in accordance with existing regulatory guidance. Affiliates of GSO, whose primary businesses include the origination of investments, engage in investment advisory business with accounts that compete with us. Affiliates of GSO have no obligation to make their originated investment opportunities available to GSO or to us.

FSEP II Advisor's liability is limited under our investment advisory and administrative services agreement, and we are required to indemnify it against certain liabilities, which may lead it to act in a riskier manner on our behalf than it would when acting for its own account.

        Pursuant to our investment advisory and administrative services agreement, FSEP II Advisor and its officers, managers, partners, members (and their members, including the owners of their members), agents, employees, controlling persons and any other person or entity affiliated with FSEP II Advisor will not be liable to us for their acts under our investment advisory and administrative services agreement, absent willful misfeasance, bad faith or gross negligence in the performance of their duties. We have agreed to indemnify, defend and protect FSEP II Advisor and its officers, managers, partners, members (and their members, including the owners of their members), agents, employees, controlling persons and any other person or entity affiliated with FSEP II Advisor with respect to all damages, liabilities, costs and expenses resulting from acts of FSEP II Advisor not arising out of willful misfeasance, bad faith or gross negligence in the performance of their duties under our investment advisory and administrative services agreement. These protections may lead FSEP II Advisor to act in a riskier manner when acting on our behalf than it would when acting for its own account.

Risks Related to Business Development Companies

The requirement that we invest a sufficient portion of our assets in qualifying assets could preclude us from investing in accordance with our current business strategies; conversely, the failure to invest a sufficient portion of our assets in qualifying assets could result in our failure to maintain our status as a BDC.

        As a BDC, we may not acquire any assets other than "qualifying assets" unless, at the time of such acquisition, at least 70% of our total assets are qualifying assets. Therefore, we may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets. Similarly, these rules could prevent us from making additional investments in existing portfolio companies, which could result in the dilution of our position, or could require us to dispose of investments at an inopportune time to comply with the 1940 Act. If we were forced to sell non-qualifying investments in the portfolio for compliance purposes, the proceeds from such sale could be significantly less than the current value of such investments. Conversely, if we fail to invest a sufficient portion of our assets in qualifying assets, we could lose our status as a BDC, which would subject us to substantially more regulatory restrictions and significantly decrease our operating flexibility.

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

        As a result of our need each year to satisfy the Annual Distribution Requirement necessary in order to be subject to tax as a RIC under Subchapter M of the Code, we may need to periodically access the capital markets to raise cash to fund new investments. We may issue "senior securities," as defined in the 1940 Act, including issuing preferred shares, borrowing money from banks or other financial institutions, or issuing debt securities only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such incurrence or issuance. Our ability to issue certain other types of securities is also limited. Under the 1940 Act, we are also generally prohibited from issuing or selling our common shares at a price per share, after deducting upfront selling commissions, if any, that is below our net asset value per common share, without first obtaining approval for such issuance from our shareholders and our independent trustees. Compliance with these limitations on our ability to raise capital may unfavorably limit our investment opportunities. These limitations may also reduce our ability in comparison to other companies to profit from favorable spreads between the rates at which we can borrow and the rates at which we can lend.

        We expect to borrow for investment purposes. If the value of our assets declines, we may be unable to satisfy the asset coverage test under the 1940 Act, which would prohibit us from paying distributions and, as a result, could cause us to be subject to tax on our net investment income and gains as a regular corporation, regardless of the amount of distributions paid. If we cannot satisfy the asset coverage test, we may be required to sell a portion of our investments and, depending on the nature of our debt financing, repay a portion of our indebtedness at a time when such sales may be disadvantageous.

        Under the 1940 Act, we generally are prohibited from issuing or selling our common shares at a price per common share, after deducting upfront selling commissions, if any, that is below the net asset value per common share, which may be a disadvantage as compared with other public companies. We may, however, sell our common shares, or warrants, options or rights to acquire our common shares, at a price below the then-current net asset value of the common shares if our board of trustees and independent trustees determine that such sale is in our best interests and the best interests of our shareholders, and our shareholders as well as those shareholders that are not affiliated with us approve such sale.

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

        We will be prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of a majority of the independent members of our board of trustees and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act and we will generally be prohibited from buying or selling any securities from or to such affiliate, absent the prior approval of our board of trustees. The 1940 Act also prohibits certain "joint" transactions with certain of our affiliates, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of our board of trustees and, in some cases, the SEC. In an order dated June 4, 2013, the SEC granted exemptive relief to our affiliates, upon which we may rely, which permits us, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with our co-investment affiliates. If a person acquires more than 25% of our voting securities, we will be prohibited from buying or selling any security from or to such person or certain of that person's affiliates, or entering into prohibited joint transactions with such persons to the extent not covered by the exemptive relief, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers or trustees or their affiliates. As a result of these restrictions, we may be prohibited from buying or selling any security from or to any portfolio company of a private equity fund managed by FSEP II Advisor without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us.

We are uncertain of our sources for funding our future capital needs and if we cannot obtain debt or equity financing on acceptable terms or at all, our ability to acquire investments and to expand our operations will be adversely affected.

        Any working capital reserves we maintain may not be sufficient for investment purposes, and we may require debt or equity financing to operate. We may also need to access the capital markets to refinance existing debt obligations to the extent maturing obligations are not repaid with cash flows from operations. In order to maintain our ability to be subject to tax as a RIC, each year we must distribute to our shareholders on a timely basis generally an amount equal to at least 90% of our investment company taxable income, determined without regard to any deduction for dividends paid, and the amounts of such distributions will therefore not be available to fund investment originations or to repay maturing debt. In addition, with certain limited exceptions, we are only allowed to borrow amounts or issue debt securities or preferred stock, which we refer to collectively as "senior securities," such that our asset coverage, as calculated pursuant to the 1940 Act, equals at least 200% immediately after such borrowing, which, in certain circumstances, may restrict our ability to borrow or issue debt securities or preferred stock. In the event that we develop a need for additional capital in the future for investments or for any other reason, and we cannot obtain debt or equity financing on acceptable terms, or at all, our ability to acquire investments and to expand our operations will be adversely affected. As a result, we would be less able to allocate our portfolio among various issuers and sub-sectors and achieve our investment objectives, which may negatively impact our results of operations and reduce our ability to make distributions to our shareholders.

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

Because our investment policy is to invest at least 80% of our total assets in securities of Energy companies, our portfolio will not be well allocated among various industries.

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

Legislative or regulatory tax changes could adversely affect Energy companies.

        It is possible that new U.S. or non-U.S. taxes on the Energy industry could be implemented and/or U.S. or non-U.S. tax benefits could be eliminated or reduced, reducing the profitability of Energy companies and their available cash flow. Certain U.S. federal income tax deductions currently available with respect to oil and natural gas exploration and development may be eliminated as a result of future legislation. However, it is unclear whether any such changes will be enacted or how soon such changes could be effective. Notwithstanding this uncertainty, the passage of any legislation as a result of budget proposals, or any similar change in U.S. federal income tax law could eliminate certain tax deductions that are currently available with respect to the Energy industry, and any such change could negatively affect the financial condition and business operations of Energy companies.

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

        Although common units of some MLPs may trade on public exchanges, certain of these securities may trade less frequently, particularly those with smaller capitalizations. Securities with limited trading volumes may display volatile or erratic price movements. As a result, these securities may be difficult to dispose of at a fair price at the times when we believe it is desirable to do so. These securities are also more difficult to value, and our judgment as to value will often be given greater weight than market quotations, if any exist. Investment of our capital in securities that are less actively traded, or over time experience decreased trading volume, may restrict our ability to take advantage of other market opportunities. In addition, many MLP units are privately-held.

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

Investments in MLPs are subject to certain tax risks.

        MLPs are not subject to tax at the partnership level. Rather, each partner is allocated a share of the MLP's income, gains, losses, deductions, and expenses. A change in current tax law, or a change in the underlying business of a given MLP could result in the MLP being treated as a corporation for U.S. federal tax purposes, which would result in such MLP being required to pay U.S. federal income tax on its taxable income. Such treatment also would have the effect of reducing the amount of cash available for distribution by the affected MLP.

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

        The use of borrowings and other types of financing, also known as leverage, magnifies the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in our common shares. If we use leverage to partially finance our investments, through borrowing from banks and other lenders, we, and therefore, our shareholders will experience increased risks of investing in our common shares. Any lenders and debt holders would have fixed dollar claims on our assets that are senior to the claims of our shareholders. If the value of our assets increases, then leverage would cause the net asset value attributable to our common shares to increase more sharply than it would have had we not utilized leverage. Conversely, if the value of our assets decreases, leverage would cause net asset value to decline more sharply than it otherwise would have had we not utilized leverage. Similarly, any increase in our income in excess of interest payable on our indebtedness would cause our net investment income to increase more than it would without leverage, while any decrease in our income would cause net investment income to decline more sharply than it would have had we not utilized leverage. Such a decline could negatively affect our ability to make distributions to shareholders. Leverage is generally considered a speculative investment technique. In addition, the decision to utilize leverage will increase our assets and, as a result, will increase the amount of base management fees payable to FSEP II Advisor.

Changes in interest rates may affect our cost of capital and net investment income.

        Because we intend to use debt to finance investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of rising interest rates when we have debt outstanding, our cost of funds will increase, which could reduce our net investment income. We expect that our long-term fixed-rate investments will be financed primarily with equity and long-term debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged portion of our portfolio. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. Also, we have limited experience in entering into hedging transactions, and we will initially have to develop such expertise or arrange for such expertise to be provided.

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

        In order for us to maintain RIC tax treatment under Subchapter M of the Code, we must meet the following annual distribution, income source and asset diversification requirements. See "Item 1. Business—Taxation as a RIC."

  •
  The Annual Distribution Requirement for RIC tax treatment will be satisfied if we distribute to our shareholders, for each tax year, dividends of an amount at least equal to 90% of our "investment company taxable income," which is generally the sum of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, without regard to any deduction for dividends paid. Because we may use debt financing, we are subject to an asset coverage ratio requirement under the 1940 Act and may in the future become subject to certain financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the Annual Distribution Requirement. If we are unable to obtain cash from other sources, we could fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

  •
  The 90% Income Test will be satisfied if we obtain at least 90% of our gross income for each tax year from dividends, interest, gains from the sale of securities or similar sources.

  •
  The Diversification Test will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our tax year. To satisfy these requirements, at least 50% of the value of our assets must consist of cash, cash equivalents, U.S. government securities, securities of other RICs and other securities if such securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of such issuer; and no more than 25% of the value of our assets can be invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain "qualified publicly traded partnerships." Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.

        We must satisfy these tests on an ongoing basis in order to maintain RIC tax treatment, and may be required to make distributions to shareholders at times when it would be more advantageous to invest cash in our existing or other investments, or when we do not have funds readily available for distribution. Compliance with the RIC tax requirements may hinder our ability to operate solely on the basis of maximizing profits and the value of our shareholders' investments. If we fail to qualify for or maintain RIC tax treatment for any reason and are subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions.

Some of our equity investments may be subject to corporate-level income tax.

        We may invest in certain debt and equity investments through taxable subsidiaries and the net taxable income of these taxable subsidiaries will be subject to federal and state corporate income taxes. We may invest in certain foreign debt and equity investments which could be subject to foreign taxes (such as income tax, withholding, and value added taxes).

We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.

        For U.S. federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt instruments that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), we must include in income each tax year a portion of the original issue discount that accrues over the life of the debt instrument, regardless of whether cash representing such income is received by us in the same tax year. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. We anticipate that a portion of our income may constitute original issue discount or other income required to be included in taxable income prior to receipt of cash. Further, we may elect to amortize market discount on debt instruments and currently include such amounts in our taxable income, instead of upon their sale or other disposition, as any failure to make such election would limit our ability to deduct interest expense for tax purposes.

        Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the tax year of the accrual, we may be required to make a distribution to our shareholders in order to satisfy the Annual Distribution Requirement, even though we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the Annual Distribution Requirement necessary to maintain RIC tax treatment under Subchapter M of the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for or maintain RIC tax treatment and thus become subject to corporate-level income tax.

        Furthermore, we may invest in the equity securities of non-U.S. corporations (or other non-U.S. entities classified as corporations for U.S. federal income tax purposes) that could be treated under the Code and U.S. Treasury regulations as "passive foreign investment companies" and/or "controlled foreign corporations." The rules relating to investment in these types of non-U.S. entities are designed to ensure that U.S. taxpayers are either, in effect, taxed currently (or on an accelerated basis with respect to corporate level events) or taxed at increased tax rates at distribution or disposition. In certain circumstances, these rules also could require us to recognize taxable income or gains where we do not receive a corresponding payment in cash.

Legislative or regulatory tax changes could adversely affect you.

        At any time, the federal income tax laws governing RICs or the administrative interpretations of those laws or regulations may be amended. Any of those new laws, regulations or interpretations may take effect retroactively and could adversely affect the taxation of us or of you as a shareholder. In particular, recent legislative efforts to change or simplify tax laws, and increase corporate tax receipts could result in the enactment of proposals to eliminate "pass-through entities" for tax purposes. We cannot predict the likelihood of any such changes. Such legislation, if approved by Congress and enacted into law, could result in MLPs no longer being treated as partnerships for tax purposes and, instead, being taxed as corporations. Therefore, changes in tax laws, regulations or administrative interpretations or any amendments thereto could diminish the value of an investment in our shares or the value or the resale potential of our investments.

We may be adversely affected if an MLP or other non-corporate business structure in which we invest is treated as a corporation, rather than a partnership, for U.S. federal income tax purposes.

        Our ability to meet our investment objectives will depend on the level of taxable income and distributions and dividends we receive from the MLPs and other Energy company securities in which we may invest, a factor over which we have no control. The benefit we derive from an investment in MLPs will be largely dependent on the MLPs being treated as partnerships for U.S. federal income tax purposes. As a partnership, an MLP generally is not subject to any tax liability at the entity level. If, as a result of a change in current law or a change in an MLP's business, an MLP is treated as a corporation for U.S. federal income tax purposes, such MLP would be obligated to pay U.S. federal income tax on its income at the corporate tax rate. If an MLP were classified as a corporation for U.S. federal income tax purposes, the amount of cash available for distribution would be reduced and distributions received by us would be taxed under U.S. federal income tax laws applicable to corporate distributions (as dividend income, return of capital or capital gain). Therefore, treatment of an MLP as a corporation for U.S. federal income tax purposes would result in a reduction in the after-tax return to us, likely causing a reduction in the value of our common shares. In addition, if we receive Form 1065, Schedule K-1 from an MLP after having mailed Form 1099-DIVs to our shareholders, and our estimates with respect to the applicable MLP are determined to have been materially incorrect, we may be required to mail amended Form 1099-DIVs to our shareholders.

We may be adversely affected if an MLP or other non-corporate business structure in which we invest is unable to take advantage of certain tax deductions for U.S. federal income tax purposes and our income from investments in MLPs may exceed the cash received from such investments.

        As a limited partner in the MLPs in which we will seek to invest, we will be deemed to have received our share of income, gains, losses, deductions and credits from those MLPs. Historically, a significant portion of income from MLPs has been offset by tax deductions. As a result, this income has been significantly lower than cash distributions paid by MLPs. We may incur a current tax liability on our share of an MLP's income and gains that is not offset by tax deductions, losses, and credits, or our net operating loss carryforwards, if any. The percentage of an MLP's income and gains which is offset by tax deductions, losses, and credits will fluctuate over time for various reasons. A significant slowdown in acquisition activity or capital spending by MLPs held in our portfolio could result in a reduction of accelerated depreciation generated by new acquisitions, which may result in an increase in our net ordinary income that we are required to distribute to shareholders to maintain our ability to be subject to tax as a RIC. If our income from our investments in MLPs exceeds the cash distributions received from such investments, we may need to obtain cash from other sources in order to satisfy the Annual Distribution Requirement. If we are unable to obtain cash from other sources, we may fail to qualify for RIC tax treatment and may become subject to corporate-level U.S. federal income tax. We may also recognize gain in excess of cash proceeds upon the sale of an interest in an MLP. Any such U.S. gain may need to be distributed or deemed distributed in order to avoid liability for corporate-level income or excise taxes on such gain.

Our portfolio investments may present special tax issues.

        Investments in below-investment grade debt instruments and certain equity securities may present special tax issues for us. U.S. federal income tax rules are not entirely clear about issues such as when we may cease to accrue interest, original issue discount or market discount, when and to what extent deductions may be taken for bad debts or worthless debt in equity securities, how payments received on obligations in default should be allocated between principal and interest income, as well as whether exchanges of debt instruments in a bankruptcy or workout context are taxable. Such matters could cause us to recognize taxable income for U.S. federal income tax purposes, even in the absence of cash or economic gain, and require us to make taxable distributions to our shareholders to maintain our RIC status or preclude the imposition of either U.S. federal corporate income or excise taxation.

        Additionally, because such taxable income may not be matched by corresponding cash received by us, we may be required to borrow money or dispose of other investments to be able to make distributions to our shareholders. These and other issues will be considered by us, to the extent determined necessary, in order that we minimize the level of any U.S. federal income or excise tax that we would otherwise incur.

Item 1B.    Unresolved Staff Comments.

        Not applicable.

Item 2.    Properties.

        We do not own any real estate or other physical properties materially important to our operation. Our headquarters are located at 201 Rouse Boulevard, Philadelphia, Pennsylvania, 19112. We believe that our office facilities are suitable and adequate for our business as it is presently conducted.

Item 3.    Legal Proceedings.

        We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us. From time to time, we may be party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of any legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material adverse effect upon our financial condition or results of operations.

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

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

        There is currently no market for our common shares, and we do not expect that a market for our common shares will develop in the foreseeable future. None of our shares have been authorized for issuance under any equity compensation plans. Under Delaware law, our shareholders generally will not be personally liable for our debts or obligations.

        Set forth below is a chart describing the classes of our securities outstanding as of February 26, 2016:

(1)	(2)	(3)	(4)
Title of Class	Amount Authorized	Amount Held by Us or for Our Account	Amount Outstanding Exclusive of Amount Under Column (3)
Common Shares	750,000,000	—	22,222.222

        As of February 26, 2016, we had two record holders of our common shares.

Share Repurchase Program

        To provide our shareholders with limited liquidity, we intend to conduct quarterly tender offers pursuant to our share repurchase program.

        Beginning with the first full calendar quarter following the date that we satisfy the minimum offering requirement, and on a quarterly basis thereafter, we intend to offer to repurchase common shares on such terms as may be determined by our board of trustees in its complete and absolute discretion unless, in the judgment of the independent trustees of our board of trustees, such repurchases would not be in the best interests of our shareholders or would violate applicable law. We intend to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the 1940 Act. In months in which we repurchase common shares pursuant to our share repurchase program, we expect to conduct repurchases on the same date that we hold our first weekly closing in such month for the sale of common shares in this continuous public offering. Any offer to repurchase common shares will be conducted solely through tender offer materials mailed to each shareholder.

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

        We currently intend to limit the number of common shares to be repurchased during any calendar year to the number of common shares we can repurchase with the proceeds we receive from the issuance of common shares under our distribution reinvestment plan. Because our distribution reinvestment plan is structured as an "opt in" program that requires shareholders to affirmatively elect to have their cash distributions reinvested in additional common shares, such requirement may contribute to the illiquidity of our common shares. At the discretion of our board of trustees, we may also use cash on hand, cash available from borrowings and cash from the liquidation of investments as of the end of the applicable period to repurchase common shares. In addition, beginning with the first full calendar quarter in the year following the date that we satisfy the minimum offering requirement, we will limit the number of common shares to be repurchased in any calendar year to 10% of the weighted average number of common shares outstanding in the prior calendar year, or 2.5% in each calendar quarter, though the actual number of common shares that we offer to repurchase may be less in light of the limitations noted above. We intend to offer to repurchase common shares on each date of repurchase at the net offering price in effect on the date of repurchase. In months in which we repurchase common shares pursuant to our share repurchase program, we expect to conduct repurchases on the same date that we hold our first weekly closing in such month for the sale of common shares in our public offering. Our board of trustees may amend, suspend or terminate the share repurchase program at any time.

RIC Status and Distributions

        We have elected to be treated for U.S. federal income tax purposes, and intend to qualify annually, as a RIC under Subchapter M of the Code. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that we timely distribute each tax year as dividends to our shareholders. To maintain our qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. In addition, in order to maintain RIC tax treatment, we must distribute to our shareholders, for each tax year, dividends generally of an amount at least equal to 90% of our "investment company taxable income," which is generally the sum of our net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses, determined without regard to any deduction for dividends paid. We may maintain undistributed investment company taxable income and/or net capital gains at the close of a tax year. As long as the distributions at least equal to the amount and character of such undistributed investment company taxable income and/or net capital gains, as appropriate, are declared by the later of the fifteenth day of the ninth month following the close of a tax year or the due date of the tax return, including extensions for such tax year, distributions paid up to one year after the current tax year can be carried back to the prior tax year for determining the distributions paid in such tax year. We intend to make sufficient distributions to our shareholders to maintain our RIC tax treatment each tax year. We will also generally be subject to nondeductible U.S. federal excise taxes on certain undistributed income unless we distribute dividends in a timely manner to our shareholders generally of an amount at least equal to the sum of (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of our capital gain net income, which is the excess of capital gains over capital losses (as adjusted for certain ordinary losses) for the one year period ending October 31 of that calendar year and (3) any net ordinary income and capital gain net income for the preceding years that were not distributed during such years and on which we paid no U.S. federal income tax. Any distribution declared by us during October, November or December of any calendar year, payable to shareholders of record on a specified date in such a month and actually paid during January of the following calendar year, will be treated as if it had been paid by us, as well as received by our U.S. shareholders on December 31 of the calendar year in which the distribution was declared. We generally will endeavor in each tax year to avoid any material U.S. federal excise tax on our earnings.

        Subject to our board of trustees' discretion and applicable legal restrictions, we intend to authorize and declare ordinary cash distributions on either a weekly, semi-monthly or monthly basis and pay such distributions on either a monthly or quarterly basis beginning no later than the first calendar quarter after the month in which the minimum offering requirement is met. We will calculate each shareholder's specific distribution amount for the period using record and declaration dates, and each shareholder's distributions will begin to accrue on the date we accept such shareholder's subscription for our common shares. From time to time, we may also pay special interim distributions in the form of cash or common shares at the discretion of our board of trustees. The timing and amount of any future distributions to shareholders are subject to applicable legal restrictions and the sole discretion of our board of trustees. We have not established limits on the amount of funds we may use from available sources to make distributions. For additional information regarding our distributions, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—RIC Tax Treatment and Distributions."

Item 6.    Selected Financial Data

        The following selected financial data for the year ended December 31, 2015 and for the period from February 6, 2014 (Inception) to December 31, 2014 is derived from our financial statements which have been audited by RSM US LLP (formerly McGladrey LLP through October 25, 2015), or RSM, our independent registered public accounting firm. The data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements and notes thereto included elsewhere in this annual report on Form 10-K.

	Year Ended December 31, 2015	Period from February 6, 2014 (Inception) to December 31, 2014
Balance sheet data:
Total assets	$200	$200

Total net assets	$200	$200

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

  •
  actual and potential conflicts of interest with FSEP II Advisor, FB Income Advisor, LLC, FSIC II Advisor, LLC, FSIC III Advisor, LLC, FSIC IV Advisor, LLC, FS Investment Advisor, LLC, FS Global Advisor, LLC, FS Investment Corporation, FS Investment Corporation II, FS Investment Corporation III, FS Investment Corporation IV, FS Energy and Power Fund, FS Global Credit Opportunities Fund, GSO or any of their affiliates;

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

Overview

        We were formed as a Delaware statutory trust under the Delaware Statutory Trust Act on February 6, 2014 and will not formally commence investment operations until we raise gross proceeds in excess of $1,000 from sales of our common shares in our continuous public offering, all of which must be from persons who are not affiliated with us or FSEP II Advisor. We are an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act and has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a RIC under Subchapter M of the Code.

        Our investment activities will be managed by FSEP II Advisor and supervised by our board of trustees, a majority of whom are independent. Under the investment advisory and administrative services agreement, we have agreed to pay FSEP II Advisor an annual base management fee based on the average weekly value of our gross assets and an incentive fee based on our performance. FSEP II Advisor has engaged GSO to act as our investment sub-adviser. GSO will assist FSEP II Advisor in identifying investment opportunities and will make investment recommendations for approval by FSEP II Advisor according to guidelines set by FSEP II Advisor.

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

        Direct Originations:    We intend to leverage our relationship with GSO and its global sourcing and origination platform including its industry relationships, to directly source investment opportunities. Such investments will be originated or structured for us or made by us and will not be generally available to the broader market. These investments may include both debt and equity components, although we do not expect to make equity investments (other than income-oriented equity investments) independent of having an existing credit relationship. We believe directly originated investments may offer higher returns and more favorable protections than broadly syndicated transactions.

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

        We anticipate that our portfolio will be comprised primarily of income-oriented securities, which refers to debt securities and income-oriented preferred and common equity interests, of privately-held Energy companies within the United States. We intend to weight our portfolio towards senior and subordinated debt. In addition to investments purchased from dealers or other investors in the secondary market, we expect to invest in primary market transactions and directly originated investments as this will provide us with the ability to tailor investments to best match a project's or company's needs with our investment objectives. Our portfolio may also be comprised of select income-oriented preferred or common equity interests, which refers to equity interests that pay consistent, high-yielding dividends, that we believe will produce both current income and long-term capital appreciation. These income-oriented preferred or common equity interests may include interests in MLPs. In connection with certain of our future debt investments, we may on occasion receive equity interests such as warrants or options as additional consideration. In addition, a portion of our portfolio may be comprised of minority interests in the form of common or preferred equity or other equity-related securities, such as rights and warrants that may be converted into or exchanged for common stock or other equity or the cash value of common stock, in our target companies, as well as derivatives, including total return swaps and credit default swaps. Upon satisfying the minimum offering requirement, we will commence investment operations and investors will be subject to the fees and expenses disclosed in this prospectus. Prior to raising sufficient capital, we may make smaller investments than we expect to make once we raise sufficient capital due to liquidity constraints. Once we raise sufficient capital, we expect that our investments will generally range between $5,000 and $75,000 each, although investments may vary proportionately as the size of our capital base changes and will ultimately be made at the discretion of FSEP II Advisor, subject to oversight by our board of trustees.

Revenues

        The principal measure of our financial performance will be net increase in net assets resulting from operations, which includes net investment income, net realized gain or loss on investments, net realized gain or loss on foreign currency, net unrealized appreciation or depreciation on investments and net unrealized gain or loss on foreign currency. Net investment income is the difference between our income from interest, dividends, fees and other investment income and our operating and other expenses. Net realized gain or loss on investments is the difference between the proceeds received from dispositions of portfolio investments and their amortized cost, including the respective realized gain or loss on foreign currency for those foreign denominated investment transactions. Net realized gain or loss on foreign currency is the portion of realized gain or loss attributable to foreign currency fluctuations. Net unrealized appreciation or depreciation on investments is the net change in the fair value of our investment portfolio, including the respective unrealized gain or loss on foreign currency for those foreign denominated investments. Net unrealized gain or loss on foreign currency is the net change in the value of receivables or accruals due to the impact of foreign currency fluctuations.

        We plan to generate revenues in the form of interest income on the debt investments we anticipate holding. We may also generate revenues in the form of dividends and other distributions on the equity or other securities we anticipate holding. In addition, we may generate revenues in the form of non-recurring commitment, closing, origination, structuring or diligence fees, fees for providing managerial assistance, consulting fees, prepayment fees and performance-based fees. Any such fees generated in connection with our investments will be recognized as earned.

Expenses

        Our primary operating expenses will be the payment of management and incentive fees and other expenses under the investment advisory and administrative services agreement, interest expense from financing arrangements and other expenses necessary for our operations. The management and incentive fees will compensate FSEP II Advisor for its work in identifying, evaluating, negotiating, executing, monitoring and servicing our investments. FSEP II Advisor will be responsible for compensating our investment sub-adviser.

        We will reimburse FSEP II Advisor for expenses necessary to perform services related to our administration and operations, including FSEP II Advisor's allocable portion of the compensation and related expenses of certain personnel of Franklin Square Holdings providing administrative services to us on behalf of FSEP II Advisor. Such services will include the provision of general ledger accounting, fund accounting, legal services, investor relations and other administrative services. FSEP II Advisor also will perform, or oversee the performance of, our corporate operations and required administrative services, which includes being responsible for the financial records that we are required to maintain and preparing reports for our shareholders and reports filed with the SEC. In addition, FSEP II Advisor will assist us in calculating our net asset value, overseeing the preparation and filing of tax returns and the printing and dissemination of reports to our shareholders, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others. See "—Related Party Transactions" for additional information regarding the reimbursements payable to FSEP II Advisor for administrative services.

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

  •
  brokerage commissions for our investments; and

  •
  all other expenses incurred by FSEP II Advisor, GSO or us in connection with administering our business, including expenses incurred by FSEP II Advisor or GSO in performing administrative services for us and administrative personnel paid by FSEP II Advisor or GSO, to the extent they are not controlling persons of FSEP II Advisor, GSO or any of their respective affiliates, subject to the limitations included in the investment advisory and administrative services agreement.

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

Expense Reimbursement

        Pursuant to the expense reimbursement agreement, Franklin Square Holdings has agreed to reimburse us for expenses in an amount that is sufficient to ensure that no portion of our distributions to shareholders will be paid from our offering proceeds or borrowings. However, because certain investments we may make, including preferred and common equity investments, may generate dividends and other distributions to us that are treated for tax purposes as a return of capital, a portion of our distributions to shareholders may also be deemed to constitute a return of capital for tax purposes to the extent that we may use such dividends or other distribution proceeds to fund our distributions to shareholders. Under those circumstances, Franklin Square Holdings will not reimburse us for the portion of such distributions to shareholders that represent a return of capital for tax purposes.

        Under the expense reimbursement agreement, Franklin Square Holdings will reimburse us quarterly for expenses in an amount equal to the difference between our cumulative distributions paid to our shareholders in each quarter, less the sum of our investment company taxable income, net capital gains and dividends and other distributions paid to us on account of preferred and common equity investments in portfolio companies (to the extent such amounts are not included in net investment company taxable income or net capital gains) in each quarter.

        Pursuant to the expense reimbursement agreement, we have a conditional obligation to reimburse Franklin Square Holdings for any amounts funded by Franklin Square Holdings under such agreement if (and only to the extent that), during any fiscal quarter occurring within three years of the date on which Franklin Square Holdings funded such amount, the sum of our net investment company taxable income, net capital gains and the amount of any dividends and other distributions paid to us on account of preferred and common equity investments in portfolio companies (to the extent not included in net investment company taxable income or net capital gains) exceeds the cumulative ordinary cash distributions paid by us to our shareholders during such quarter; provided, however, that (i) we will only reimburse Franklin Square Holdings for expense support payments made by Franklin Square Holdings with respect to any calendar quarter to the extent that the payment of such reimbursement (together with any other reimbursement paid during such fiscal year) does not cause "other operating expenses" (as defined below) (on an annualized basis and net of any expense support payments received by us during such fiscal year) to exceed the lesser of (A) 1.75% of our average net assets attributable to our common shares for the fiscal year-to-date period after taking such payments into account and (B) the percentage of our average net assets attributable to our common shares represented by "other operating expenses" during the fiscal year in which such expense support payment from Franklin Square Holdings was made (provided, however, that this clause (B) shall not apply to any reimbursement payment which relates to an expense support payment from Franklin Square Holdings made during the same fiscal year); and (ii) we will not reimburse Franklin Square Holdings for expense support payments made by Franklin Square Holdings for any calendar quarter if the annualized rate of regular cash distributions declared by us at the time of such reimbursement payment is less than the annualized rate of regular cash distributions declared by us at the time Franklin Square Holdings made the expense support payment to which such reimbursement payment relates. We are not obligated to pay interest on the reimbursements we are required to make to Franklin Square Holdings under the expense reimbursement agreement. "Other operating expenses" means our total "operating expenses" (as defined below), excluding base management fees, incentive fees, organization and offering costs, financing fees and costs, interest expense, brokerage commissions and extraordinary expenses. "Operating expenses" means all operating costs and expenses incurred, as determined in accordance with U.S. generally accepted accounting principles, or GAAP, for investment companies.

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

Portfolio Investment Activity for the Year Ended December 31, 2015 and for the Period from February 6, 2014 (Inception) to December 31, 2014

        For the year ended December 31, 2015 and for the period from February 6, 2014 (Inception) to December 31, 2014, we did not make or sell any investments.

Financial Condition, Liquidity and Capital Resources

        We intend to generate cash primarily from the net proceeds of our continuous public offering and from cash flows from fees, interest and dividends earned from our investments, as well as principal repayments and proceeds from sales of our investments. Immediately after we satisfy the minimum offering requirement, gross subscription funds will total at least $1,000. Subsequent to satisfying the minimum offering requirement, we will sell our common shares on a continuous basis at an initial offering price of $10.60 per share. We will accept subscriptions on a continuous basis and issue common shares at weekly closings at prices that, after deducting upfront selling commissions, if any, must be above our net asset value per share. In connection with each weekly closing, our board of trustees or a committee thereof is required, within 48 hours of the time that each closing and sale is made, to make the determination that we are not selling common shares at a price per share which, after deducting upfront selling commissions, if any, is below our then-current net asset value per share.

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

Capital Contributions by Franklin Square Holdings

        In April 2014, pursuant to a private placement, Michael C. Forman and David J. Adelman, the co-founders of Franklin Square Holdings, contributed an aggregate of $200 to purchase approximately 22,222 common shares at $9.00 per share. Messrs. Forman and Adelman have agreed not to tender these common shares for repurchase as long as FSEP II Advisor remains our investment adviser.

RIC Status and Distributions

        We have elected to be treated for U.S. federal income tax purposes, and intend to qualify annually, as a RIC under Subchapter M of the Code. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that we timely distribute each tax year as dividends to our shareholders. To maintain our qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. In addition, in order to maintain RIC tax treatment, we must distribute to our shareholders, for each tax year, dividends generally of an amount at least equal to 90% of our "investment company taxable income," which is generally the sum of our net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses, determined without regard to any deduction for dividends paid. In addition, we may, in certain cases, satisfy the Annual Distribution Requirement by distributing dividends relating to a tax year after the close of such tax year under the "spillover dividend" provisions of Subchapter M of the Code. If we distribute a spillover dividend, such dividend will be included in a shareholder's gross income for the tax year in which the spillover distribution is paid. We intend to make sufficient distributions to our shareholders to maintain our RIC tax treatment each tax year. We will also be subject to nondeductible U.S. federal excise taxes on certain undistributed income unless we distribute dividends in a timely manner to our shareholders of an amount at least equal to the sum of (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of our capital gain net income, which is the excess of capital gains over capital losses (as adjusted for certain ordinary losses) for the one-year period ending October 31 of that calendar year and (3) any ordinary income and capital gain net income for the preceding years that were not distributed during such years and on which we paid no U.S. federal income tax. Any distribution declared by us during October, November or December of any calendar year, payable to shareholders of record on a specified date in such a month and actually paid during January of the following calendar year, will be treated as if it had been paid by us, as well as received by our U.S. shareholders, on December 31 of the calendar year in which the distribution was declared. We generally will endeavor in each tax year to avoid any material U.S. federal excise tax on our earnings.

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

        During certain periods, our distributions may exceed our earnings, especially during the period before we have substantially invested the proceeds from our continuous public offering of our common shares. As a result, it is possible that a portion of the distributions we make will represent a return of capital. Notice to shareholders will be provided in accordance with Section 19(a) of the 1940 Act with respect to any portion of our distributions not derived from our net investment income. A return of capital generally is a return of a shareholder's investment rather than a return of earnings or gains derived from our investment activities and will be made after deducting the fees and expenses payable in connection with our continuous public offering, including any fees payable to FSEP II Advisor. Moreover, a return of capital will generally not be taxable, but will reduce each shareholder's cost basis in our common shares, and will result in a higher reported capital gain or lower reported capital loss when the common shares on which such return of capital was received is sold. Each year a statement on Form 1099-DIV identifying the sources of the distributions will be mailed to our shareholders.

        We intend to make our ordinary distributions in the form of cash out of assets legally available for distribution, unless shareholders elect to receive their distributions in additional common shares under our distribution reinvestment plan. Although distributions paid in the form of additional common shares will generally be subject to U.S. federal, state and local taxes in the same manner as cash distributions, shareholders who elect to participate in our distribution reinvestment plan will not receive any corresponding cash distributions with which to pay any such applicable taxes. Shareholders receiving distributions in the form of additional common shares will generally be treated as receiving a distribution in the amount of the fair market value of our common shares.

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

        We may fund our cash distributions to shareholders from any sources of funds legally available to us, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies and expense reimbursements and other related payments from Franklin Square Holdings. We have not established limits on the amount of funds we may use from available sources to make distributions.

        We expect that for a period of time following commencement of our continuous public offering, which time period may be significant, substantial portions of our distributions may be funded through the reimbursement of certain expenses by Franklin Square Holdings and its affiliates, including through the waiver of certain investment advisory fees by FSEP II Advisor, that are subject to repayment by us within three years. The purpose of this arrangement is to ensure that no portion of our distributions to shareholders will be paid from offering proceeds or borrowings. Any such distributions funded through expense reimbursements or waivers of advisory fees will not be based on our investment performance, and can only be sustained if we achieve positive investment performance in future periods and/or Franklin Square Holdings and its affiliates continue to make such reimbursements or waivers of such fees. Our future repayments of amounts reimbursed or waived by Franklin Square Holdings or its affiliates will reduce the distributions that shareholders would otherwise receive in the future. There can be no assurance that we will achieve the performance necessary to be able to pay distributions at a specific rate or at all. Franklin Square Holdings and its affiliates, including FSEP II Advisor, have no obligation to waive advisory fees or otherwise reimburse expenses in future periods.

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

Valuation of Portfolio Investments

        We intend to determine the net asset value of our investment portfolio each quarter. Securities are valued at fair value as determined in good faith by our board of trustees. In connection with that determination, we expect that FSEP II Advisor will provide our board of trustees with portfolio company valuations which are based on relevant inputs, including, but not limited to, indicative dealer quotes, values of like securities, recent portfolio company financial statements and forecasts, and valuations prepared by independent third-party valuation services.

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

        With respect to investments for which market quotations are not readily available, we intend to undertake a multi-step valuation process each quarter, as described below:

  •
  our quarterly fair valuation process will begin with FSEP II Advisor's management team reviewing and documenting valuations of each portfolio company or investment, which valuations may be obtained from an independent third-party valuation service, if applicable;

  •
  FSEP II Advisor's management team will then provide the valuation committee with the preliminary valuations for each portfolio company or investment;

  •
  preliminary valuations will then be discussed with the valuation committee;

  •
  the valuation committee will review the preliminary valuations and FSEP II Advisor's management team, together with our independent third-party valuation services, if applicable, will supplement the preliminary valuations to reflect any comments provided by the valuation committee;

  •
  following its review, the valuation committee will recommend that our board of trustees approve our fair valuations; and

  •
  our board of trustees will discuss the valuations and determine the fair value of each such investment in our portfolio in good faith based on various statistical and other factors, including the input and recommendation of FSEP II Advisor, the valuation committee and any independent third-party valuation services, if applicable.

        Determination of fair value involves subjective judgments and estimates. Accordingly, these notes to our financial statements will refer to the uncertainty with respect to the possible effect of such valuations and any change in such valuations on our financial statements. In making its determination of fair value, our board of trustees may use any approved independent third-party pricing or valuation services. However, our board of trustees will not be required to determine fair value in accordance with the valuation provided by any single source, and may use any relevant data, including information obtained from FSEP II Advisor or any approved independent third-party valuation or pricing service that our board of trustees deems to be reliable in determining fair value under the circumstances. Below is a description of factors that FSEP II Advisor's management team, any approved independent third-party valuation services and our board of trustees may consider when determining the fair value of our investments.

        Valuation of fixed income investments, such as loans and debt securities, will depend upon a number of factors, including prevailing interest rates for like securities, expected volatility in future interest rates, call features, put features and other relevant terms of the debt. For investments without readily available market prices, we may incorporate these factors into discounted cash flow models to arrive at fair value. Other factors that may be considered include the borrower's ability to adequately service its debt, the fair market value of the borrower in relation to the face amount of its outstanding debt and the quality of collateral securing our debt investments.

        For convertible debt securities, fair value will generally approximate the fair value of the debt plus the fair value of an option to purchase the underlying security (the security into which the debt may convert) at the conversion price. To value such an option, a standard option pricing model may be used.

        Our equity interests in portfolio companies for which there is no liquid public market will be valued at fair value. Our board of trustees, in its determination of fair value, may consider various factors, such as multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. All of these factors may be subject to adjustments based upon the particular circumstances of a portfolio company or our actual investment position. For example, adjustments to EBITDA may take into account compensation to previous owners or acquisition, recapitalization, restructuring or other related items.

        FSEP II Advisor's management team, any approved independent third-party valuation services and our board of trustees may also consider private merger and acquisition statistics, public trading multiples discounted for illiquidity and other factors, valuations implied by third-party investments in the portfolio companies or industry practices in determining fair value. FSEP II Advisor's management team, any approved independent third-party valuation services and our board of trustees may also consider the size and scope of a portfolio company and its specific strengths and weaknesses, and may apply discounts or premiums, where and as appropriate, due to the higher (or lower) financial risk and/or the smaller size of portfolio companies relative to comparable firms, as well as such other factors as our board of trustees, in consultation with FSEP II Advisor's management team and any approved independent third-party valuation services, if applicable, may consider relevant in assessing fair value.

        Generally, the value of our equity interests in public companies for which market quotations are readily available is based upon the most recent closing public market price. Portfolio securities that carry certain restrictions on sale will typically be valued at a discount from the public market value of the security.

        If we receive warrants or other equity securities at nominal or no additional cost in connection with an investment in a debt security, the cost basis in the investment will be allocated between the debt securities and any such warrants or other equity securities received at the time of origination. Our board of trustees will subsequently value these warrants or other equity securities received at their fair value.

        The fair values of our investments will be determined in good faith by our board of trustees. Our board of trustees will be solely responsible for the valuation of our portfolio investments at fair value as determined in good faith pursuant to our valuation policy and consistently applied valuation process. Our board of trustees will delegate day-to-day responsibility for implementing our valuation policy to FSEP II Advisor's management team, and will authorize FSEP II Advisor's management team to utilize independent third-party valuation and pricing services that have been approved by our board of trustees. The valuation committee will be responsible for overseeing FSEP II Advisor's implementation of the valuation process. We intend to value all of our Level 2 and Level 3 assets by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end which will be provided by independent third-party pricing services and screened for validity by such services. For investments for which third-party pricing services are unable to obtain quoted prices, we intend to obtain bid and ask prices directly from dealers who make a market in such investments. To the extent that we hold investments for which no active secondary market exists and, therefore, no bid and ask prices can be readily obtained, our valuation committee will utilize independent third-party valuation services to value such investments on a quarterly basis.

        We will periodically benchmark the bid and ask prices we receive from third-party pricing services and/or dealers, as applicable, against the actual prices at which we purchase and sell our investments. We may also use other methods including the use of independent valuation firms, to determine fair value for securities for which we cannot obtain prevailing bid and ask prices through third-party pricing services or independent dealers or where our board of trustees otherwise may determine that the use of such other methods is appropriate. We will periodically benchmark the valuations provided by the independent valuation firms against the actual prices at which we purchase and sell our investments. We believe that these prices will be reliable indicators of fair value. The valuation committee and board of trustees will review and approve the valuation determinations made with respect to these investments in a manner consistent with our valuation policy.

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

Organization Costs

        Organization costs include, among other things, the cost of organizing as a Delaware statutory trust, including the cost of legal services and other fees pertaining to our organization. These costs will be expensed as we raise proceeds in our continuous public offering. For the year ended December 31, 2015 and for the period from February 6, 2014 (Inception) to December 31, 2014, we incurred organization costs of $132 and $214, respectively, which were paid on our behalf by Franklin Square Holdings. See also "—Related Party Transactions."

Offering Costs

        Offering costs primarily include, among other things, marketing expense and printing, legal and due diligence fees and other costs pertaining to our continuous public offering of our common shares, including the preparation of our registration statement on Form N-2 and salaries and direct expenses of FSEP II Advisor's personnel, employees of its affiliates and others while engaged in such activities. We will charge offering costs against capital in excess of par value on our balance sheets as we raise proceeds in our continuous public offering. For the year ended December 31, 2015 and for the period from February 6, 2014 (Inception) to December 31, 2014, we incurred offering costs of $1,122 and $2,187, respectively, which were paid on our behalf by Franklin Square Holdings. See also "—Related Party Transactions."

        Under the terms of the investment advisory and administrative services agreement, upon satisfaction of the minimum offering requirement, FSEP II Advisor will be entitled to receive up to 0.75% of gross proceeds raised in our continuous public offering until all organization and offering costs funded by FSEP II Advisor or its affiliates (including Franklin Square Holdings) have been recovered.

Income Taxes

        We have elected to be treated for U.S. federal income tax purposes, and intend to qualify annually, as a RIC under Subchapter M of the Code. To maintain our qualification as a RIC and maintain RIC tax treatment, we must, among other things, meet certain source-of-income and asset diversification requirements, as well as distribute to our shareholders, for each tax year, dividends of an amount generally at least equal to 90% of our "investment company taxable income," which is generally the sum of our net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses, determined without regard to any deduction for dividends paid. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any income or capital gains that we distribute as dividends to our shareholders. We intend to make distributions in an amount sufficient to maintain our RIC tax treatment each tax year and to avoid any U.S. federal income taxes on income so distributed. We will also be subject to nondeductible U.S. federal excise taxes if we do not timely distribute dividends each calendar year of an amount at least equal to the sum of 98% of ordinary income (taking into account certain deferrals and elections) for the calendar year, 98.2% of any capital gain net income (adjusted for certain ordinary losses) for the one-year period ending on October 31 of such calendar year, and any recognized and undistributed ordinary income from prior years for which we paid no U.S. federal income taxes.

Uncertainty in Income Taxes

        We will evaluate our tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in our financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is "more likely than not" to be sustained assuming examination by taxing authorities. We will recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in our statements of operations. During the year ended December 31, 2015 and the period from February 6, 2014 (Inception) to December 31, 2014, we did not record any provision for income tax for uncertain tax positions as well as did not incur any related interest or penalties.

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

Subordinated Income Incentive Fee

        Pursuant to the investment advisory and administrative services agreement, FSEP II Advisor may also be entitled to receive a subordinated incentive fee on income. The subordinated incentive fee on income, which will be calculated and payable quarterly in arrears, will equal 20.0% of "pre-incentive fee net investment income" for the immediately preceding quarter and will be subject to a hurdle rate, expressed as a rate of return on adjusted capital, equal to 1.625% per quarter, or an annualized hurdle rate of 6.5%. As a result, FSEP II Advisor will not earn this incentive fee for any quarter until our pre-incentive fee net investment income for such quarter exceeds the hurdle rate of 1.625%. For purposes of this fee, "adjusted capital" means cumulative gross proceeds generated from sales of our common shares (including proceeds from our distribution reinvestment plan) reduced for amounts paid for share repurchases pursuant to our share repurchase program. Once our pre-incentive fee net investment income in any quarter exceeds the hurdle rate, FSEP II Advisor will be entitled to a "catch-up" fee equal to the amount of the pre-incentive fee net investment income in excess of the hurdle rate, until our pre-incentive fee net investment income for such quarter equals 2.031%, or 8.125% annually, of adjusted capital. Thereafter, FSEP II Advisor will receive 20.0% of pre-incentive fee net investment income.

Contractual Obligations

        We have entered into an agreement with FSEP II Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the investment advisory and administrative services agreement will be equal to (a) an annual base management fee of 2.0% of the average weekly value of our gross assets and (b) an incentive fee based on our performance. FSEP II Advisor and, to the extent it is required to provide such services, our investment sub-adviser, will be reimbursed for administrative expenses incurred on our behalf. For the year ended December 31, 2015 and the period from February 6, 2014 (Inception) to December 31, 2014, no services had been performed by FSEP II Advisor under the investment advisory and administrative services agreement, and no fees or reimbursements had been earned or paid to date.

Off-Balance Sheet Arrangements

        We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Recently Issued Accounting Standards

        None.

Related Party Transactions

Compensation of the Investment Adviser and Dealer Manager

        Pursuant to the investment advisory and administrative services agreement, after we meet the minimum offering requirement, FSEP II Advisor will be entitled to receive an annual base management fee of 2.0% of the average weekly value of our gross assets and an incentive fee based on our performance. Base management fees will be paid on a quarterly basis in arrears.

        The incentive fee will consist of two parts. The first part of the incentive fee, which is referred to as the subordinated incentive fee on income, will be calculated and payable quarterly in arrears, will equal 20.0% of "our pre-incentive fee net investment income" for the immediately preceding quarter and will be subject to a hurdle rate, expressed as a rate of return on adjusted capital, equal to 1.625% per quarter, or an annualized hurdle rate of 6.5%. For purposes of this fee, "adjusted capital" means cumulative gross proceeds generated from sales of our common shares (including proceeds from our distribution reinvestment plan) reduced for amounts paid for share repurchases pursuant to our share repurchase program. The second part of the incentive fee, which is referred to as the incentive fee on capital gains, will be accrued for on a quarterly basis and, if earned, will be paid annually. We will accrue this incentive fee based on net realized and unrealized gains; however, under the terms of the investment advisory and administrative services agreement, the fee payable to FSEP II Advisor will be based on realized gains and no such fee will be payable with respect to unrealized gains unless and until such gains are actually realized. See "—Critical Accounting Policies—Capital Gains Incentive Fee" and "—Critical Accounting Policies—Subordinated Income Incentive Fee."

        Pursuant to the investment advisory and administrative services agreement, FSEP II Advisor will oversee our day-to-day operations, including the provision of general ledger accounting, fund accounting, legal services, investor relations and other administrative services. FSEP II Advisor will also perform, or oversee the performance of, our corporate operations and required administrative services, which will include being responsible for the financial records which we will be required to maintain and preparing reports for our shareholders and reports filed with the SEC. In addition, FSEP II Advisor will assist us in calculating the net asset value, overseeing the preparation and filing of tax returns and the printing and dissemination of reports to our shareholders, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others.

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

        Franklin Square Holdings funded organization and offering costs in the amount of $1,254 and $2,401 for the year ended December 31, 2015 and for the period from February 6, 2014 (Inception) to December 31, 2014, respectively. These costs include legal, accounting, marketing and printing expenses associated with our organization and offering activities, including costs related to preparation of our registration statement and prospectus, and salaries and other direct expenses of FSEP II Advisor's personnel, employees of its affiliates and others while engaged in such activities on our behalf. Under the terms of the investment advisory and administrative services agreement, there is no liability on our part for the organization and offering costs funded by FSEP II Advisor or its affiliates (including Franklin Square Holdings) until the investment advisory and administrative services agreement is effective and we have met the minimum offering requirement. At such time, FSEP II Advisor will be entitled to receive up to 0.75% of gross proceeds raised in our continuous public offering until all organization and offering costs funded by FSEP II Advisor or its affiliates (including Franklin Square Holdings) have been recovered. The minimum reimbursement to FSEP II Advisor for such fees is $7.5, assuming we are able to raise $1,000 in gross proceeds. The investment advisory and administrative services agreement will not be effective until we meet the minimum offering requirement.

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

Capital Contributions by Franklin Square Holdings

        In April 2014, pursuant to a private placement, Michael C. Forman and David J. Adelman, the co-founders of Franklin Square Holdings, contributed an aggregate of $200 to purchase approximately 22,222 common shares at $9.00 per share. Messrs. Forman and Adelman have agreed not to tender these common shares for repurchase as long as FSEP II Advisor remains our investment adviser.

Potential Conflicts of Interest

        FSEP II Advisor's senior management team is comprised of substantially the same personnel as the senior management teams of FB Income Advisor, LLC, FSIC II Advisor, LLC, FSIC III

Advisor, LLC, FSIC IV Advisor, LLC, FS Investment Advisor, LLC and FS Global Advisor, LLC, the investment advisers to Franklin Square Holdings' other affiliated BDCs and affiliated closed-end management investment company. As a result, such personnel provide investment advisory services to us and each of FS Investment Corporation, FS Investment Corporation II, FS Investment Corporation III, FS Investment Corporation IV, FS Energy and Power Fund and FS Global Credit Opportunities Fund. While none of FSEP II Advisor, FB Income Advisor, LLC, FSIC II Advisor, LLC, FSIC III Advisor, LLC, FSIC IV Advisor, LLC, FS Investment Advisor, LLC or FS Global Advisor, LLC is currently making private corporate debt investments for clients other than us, FS Investment Corporation, FS Investment Corporation II, FS Investment Corporation III, FS Investment Corporation IV, FS Energy and Power Fund or FS Global Credit Opportunities Fund, respectively, any, or all, may do so in the future. In the event that FSEP II Advisor undertakes to provide investment advisory services to other clients in the future, it intends to allocate investment opportunities in a fair and equitable manner consistent with our investment objectives and strategies, if necessary, so that we will not be disadvantaged in relation to any other client of FSEP II Advisor or its management team. In addition, even in the absence of FSEP II Advisor retaining additional clients, it is possible that some investment opportunities may be provided to FS Investment Corporation, FS Investment Corporation II, FS Investment Corporation III, FS Investment Corporation IV, FS Energy and Power Fund and/or FS Global Credit Opportunities Fund rather than to us.

Exemptive Relief

        In an order dated June 4, 2013, the SEC granted exemptive relief to our affiliates, upon which we may rely, and which permits us, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with our co-investment affiliates. We believe this relief will enhance our ability to further our investment objectives and strategies. We believe this relief may also increase favorable investment opportunities for us, in part by allowing us to participate in larger investments, together with our co-investment affiliates, than would be available to us if such relief had not been obtained. Because our affiliates did not seek exemptive relief to engage in co-investment transactions with our investment sub-adviser, GSO and its affiliates, we will be permitted to co-invest with GSO and its affiliates only in accordance with existing regulatory guidance.

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

        During the year ended December 31, 2015 and for the period from February 6, 2014 (Inception) to December 31, 2014, we did not accrue any expense reimbursements from Franklin Square Holdings.

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

        We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the year ended December 31, 2015 and during the period from February 6, 2014 (Inception) to December 31, 2014, we did not engage in interest rate hedging activities.

        In addition, we may have risk regarding portfolio valuation. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments."

Item 8.    Financial Statements and Supplementary Data.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting. In connection with the preparation of our annual financial statements, management has conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, we have concluded that, as of December 31, 2015, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees and Shareholders
FS Energy and Power Fund II
Philadelphia, Pennsylvania

        We have audited the accompanying balance sheets of FS Energy and Power Fund II (the "Company") as of December 31, 2015 and 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness on the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FS Energy and Power Fund II as of December 31, 2015 and 2014, in conformity with U.S. generally accepted accounting principles.

/s/ RSM US LLP

Blue Bell, Pennsylvania
February 26, 2016

FS Energy and Power Fund II

Balance Sheets
(in thousands, except share and per share amounts)

	December 31,
	2015	2014
Assets
Cash and cash equivalents	$200	$200

Total assets	$200	$200

Commitments and contingencies ($3,655 and $2,401, respectively)(1)
Shareholders' equity
Preferred shares, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	$—	$—
Common shares, $0.001 par value, 750,000,000 shares authorized, 22,222 shares issued and outstanding	—	—
Capital in excess of par value	200	200

Total shareholders' equity	$200	$200

Net asset value per common share at period end	$9.00	$9.00

(1)
See Note 5 for a discussion of the Company's commitments and contingencies.

See notes to financial statements.

FS Energy and Power Fund II

Notes to Financial Statements

(in thousands, except share and per share amounts)

Note 1. Principal Business and Organization

        FS Energy and Power Fund II, or the Company, was formed as a Delaware statutory trust under the Delaware Statutory Trust Act on February 6, 2014 and has been inactive since that date except for matters relating to its organization. The Company expects to formally commence investment operations upon raising gross offering proceeds in excess of $1,000, or the minimum offering requirement, all of which must be from sales of its common shares of beneficial interest, or common shares, in its continuous public offering to persons who are not affiliated with the Company or the Company's investment adviser, FSEP II Advisor, LLC, or FSEP II Advisor. FSEP II Advisor is a private investment firm that is registered as an investment adviser under the Investment Advisers Act of 1940, as amended, and is an affiliate of the Company.

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

        The Company's investment objective is to generate current income and long-term capital appreciation by investing primarily in privately-held U.S. companies in the energy and power industry. The Company's investment policy is to invest, under normal circumstances, at least 80% of its total assets in securities of energy and power related, or Energy, companies. The Company considers Energy companies to be those companies that engage in the exploration, development, production, gathering, transportation, processing, storage, refining, distribution, mining, generation or marketing of natural gas, natural gas liquids, crude oil, refined products, coal or power, including those companies that provide equipment or services to companies engaged in any of the foregoing.

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

        Cash and Cash Equivalents:    The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. All cash balances are maintained with high credit quality financial institutions, which are members of the Federal Deposit Insurance Corporation.

        Valuation of Portfolio Investments:    The Company intends to determine the net asset value of its investment portfolio each quarter. Securities are valued at fair value as determined in good faith by the Company's board of trustees. In connection with that determination, the Company expects that FSEP II Advisor will provide the Company's board of trustees with portfolio company valuations which are based on relevant inputs, including, but not limited to, indicative dealer quotes, values of like securities,

FS Energy and Power Fund II

Notes to Financial Statements (Continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (Continued)

recent portfolio company financial statements and forecasts, and valuations prepared by independent third-party valuation services.

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

        With respect to investments for which market quotations are not readily available, the Company intends to undertake a multi-step valuation process each quarter, as described below:

  •
  the Company's quarterly fair valuation process will begin with FSEP II Advisor's management team reviewing and documenting valuations of each portfolio company or investment, which valuations may be obtained from an independent third-party valuation service, if applicable;

  •
  FSEP II Advisor's management team will then provide the valuation committee with the preliminary valuations for each portfolio company or investment;

  •
  preliminary valuations will then be discussed with the valuation committee;

  •
  the valuation committee will review the preliminary valuations and FSEP II Advisor's management team, together with its independent third-party valuation services, if applicable, will supplement the preliminary valuations to reflect any comments provided by the valuation committee;

  •
  following its review, the valuation committee will recommend that the Company's board of trustees approve the fair valuations; and

  •
  the Company's board of trustees will discuss the valuations and determine the fair value of each such investment in the Company's portfolio in good faith based on various statistical and other factors, including the input and recommendation of FSEP II Advisor, the valuation committee and any independent third-party valuation services, if applicable.

        Determination of fair value involves subjective judgments and estimates. Accordingly, these notes to the Company's financial statements will refer to the uncertainty with respect to the possible effect of such valuations and any change in such valuations on the Company's financial statements. In making its determination of fair value, the Company's board of trustees may use any approved independent third-party pricing or valuation services. However, the Company's board of trustees will not be required to determine fair value in accordance with the valuation provided by any single source, and may use any relevant data, including information obtained from FSEP II Advisor or any approved independent third-party valuation or pricing service that the board of trustees deems to be reliable in determining fair value under the circumstances. Below is a description of factors that FSEP II Advisor's management team, any approved independent third-party valuation services and our board of trustees may consider when determining the fair value of our investments.

FS Energy and Power Fund II

Notes to Financial Statements (Continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (Continued)

        Valuation of fixed income investments, such as loans and debt securities, will depend upon a number of factors, including prevailing interest rates for like securities, expected volatility in future interest rates, call features, put features and other relevant terms of the debt. For investments without readily available market prices, the Company may incorporate these factors into discounted cash flow models to arrive at fair value. Other factors that may be considered include the borrower's ability to adequately service its debt, the fair market value of the borrower in relation to the face amount of its outstanding debt and the quality of collateral securing the Company's debt investments.

        For convertible debt securities, fair value will generally approximate the fair value of the debt plus the fair value of an option to purchase the underlying security (the security into which the debt may convert) at the conversion price. To value such an option, a standard option pricing model may be used.

        The Company's equity interests in portfolio companies for which there is no liquid public market will be valued at fair value. The Company's board of trustees, in its determination of fair value, may consider various factors, such as multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. All of these factors may be subject to adjustments based upon the particular circumstances of a portfolio company or the Company's actual investment position. For example, adjustments to EBITDA may take into account compensation to previous owners or acquisition, recapitalization, restructuring or other related items.

        FSEP II Advisor's management team, any approved independent third-party valuation services and the Company's board of trustees may also consider private merger and acquisition statistics, public trading multiples discounted for illiquidity and other factors, valuations implied by third-party investments in the portfolio companies or industry practices in determining fair value. FSEP II Advisor's management team, any approved independent third-party valuation services and the Company's board of trustees may also consider the size and scope of a portfolio company and its specific strengths and weaknesses, and may apply discounts or premiums, where and as appropriate, due to the higher (or lower) financial risk and/or the smaller size of portfolio companies relative to comparable firms, as well as such other factors as its board of trustees, in consultation with FSEP II Advisor's management team and any approved independent third-party valuation services, if applicable, may consider relevant in assessing fair value.

        Generally, the value of the Company's equity interests in public companies for which market quotations are readily available is based upon the most recent closing public market price. Portfolio securities that carry certain restrictions on sale will typically be valued at a discount from the public market value of the security.

        If the Company receives warrants or other equity securities at nominal or no additional cost in connection with an investment in a debt security, the cost basis in the investment will be allocated between the debt securities and any such warrants or other equity securities received at the time of origination. The Company's board of trustees will subsequently value these warrants or other equity securities received at their fair value.

        The fair values of the Company's investments will be determined in good faith by the Company's board of trustees. The Company's board of trustees will be solely responsible for the valuation of the Company's portfolio investments at fair value as determined in good faith pursuant to the Company's valuation policy and consistently applied valuation process. The Company's board of trustees will delegate day-to-day responsibility for implementing the Company's valuation policy to FSEP II Advisor's management team, and will authorize FSEP II Advisor's management team to utilize independent third-party valuation and pricing services that have been approved by the Company's

FS Energy and Power Fund II

Notes to Financial Statements (Continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (Continued)

board of trustees. The valuation committee will be responsible for overseeing FSEP II Advisor's implementation of the valuation process. The Company intends to value all of its Level 2 and Level 3 assets by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end which will be provided by independent third-party pricing services and screened for validity by such services. For investments for which third-party pricing services are unable to obtain quoted prices, the Company intends to obtain bid and ask prices directly from dealers who make a market in such investments. To the extent that the Company holds investments for which no active secondary market exists and, therefore, no bid and ask prices can be readily obtained, the Company's valuation committee will utilize independent third-party valuation services to value such investments on a quarterly basis.

        The Company will periodically benchmark the bid and ask prices it receives from third-party pricing services and/or dealers, as applicable, against the actual prices at which it purchases and sells its investments. The Company may also use other methods including the use of independent valuation firms, to determine fair value for securities for which the Company cannot obtain prevailing bid and ask prices through the Company's third-party pricing services or independent dealers or where the Company board of trustees otherwise may determine that the use of such other methods is appropriate. The Company will periodically benchmark the valuations provided by the independent valuation firms against the actual prices at which the Company purchases and sells its investments. The Company believes that these prices will be reliable indicators of fair value. The Company's valuation committee and board of trustees will review and approve the valuation determinations made with respect to these investments in a manner consistent with the Company's valuation policy.

        Revenue Recognition:    Security transactions will be accounted for on the trade date. The Company will record interest income on an accrual basis to the extent that we expect to collect such amounts. The Company will record dividend income on the ex-dividend date. The Company will not accrue as a receivable interest or dividends on loans and securities if the Company has reason to doubt its ability to collect such income. The Company's policy will be to place investments on non-accrual status when there is reasonable doubt that interest income will be collected. The Company will consider many factors relevant to an investment when placing it on or removing it from non-accrual status including, but not limited to, the delinquency status of the investment, economic and business conditions, the overall financial condition of the underlying investment, the value of the underlying collateral, bankruptcy status, if any, and any other facts or circumstances relevant to the investment. If there is reasonable doubt that the Company will receive any previously accrued interest, then the interest income will be written-off. Payments received on non-accrual investments may be recognized as income or applied to principal depending upon the collectability of the remaining principal and interest. Non-accrual investments may be restored to accrual status when principal and interest become current and are likely to remain current based on our judgment.

        Loan origination fees, original issue discount and market discount will be capitalized and the Company will amortize such amounts as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees and original issue discount will be recorded as interest income. Structuring and other non-recurring upfront fees will be recorded as fee income when earned. The Company will record prepayment premiums on loans and securities as fee income when it receives such amounts.

        Net Realized Gains or Losses, Net Change in Unrealized Appreciation or Depreciation and Net Change in Unrealized Gains or Losses on Foreign Currency:    Gains or losses on the sale of investments will be calculated by using the specific identification method. The Company will measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously

FS Energy and Power Fund II

Notes to Financial Statements (Continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (Continued)

recognized, but considering unamortized upfront fees. Net change in unrealized appreciation or depreciation will reflect the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized gains or losses, when gains or losses are realized and the respective unrealized gain or loss on foreign currency for any foreign denominated investments the Company may hold. Net change in unrealized gains or losses on foreign currency will reflect the change in the value of foreign currency held, or receivables or accruals during the reporting period due to the impact of foreign currency fluctuations.

        Organization Costs:    Organization costs include, among other things, the cost of organizing as a Delaware statutory trust, including the cost of legal services and other fees pertaining to the Company's organization. These costs will be expensed as the Company raises proceeds in its continuous public offering. For the year ended December 31, 2015 and for the period from February 6, 2014 (Inception) to December 31, 2014, the Company incurred organization costs of $132 and $214, respectively, which were paid on its behalf by Franklin Square Holdings, L.P., or Franklin Square Holdings, an affiliate of FSEP II Advisor (see Note 3).

        Offering Costs:    Offering costs primarily include, among other things, marketing expense and printing, legal due diligence fees and other costs pertaining to the Company's continuous public offering of its common shares, including the preparation of the Company's registration statement on Form N-2 and salaries and direct expenses of FSEP II Advisor's personnel, employees of its affiliates and others while engaged in such activities. The Company will charge offering costs against capital in excess of par value on the Company's balance sheets as the Company raises proceeds in its continuous public offering. For the year ended December 31, 2015 and for the period from February 6, 2014 (Inception) to December 31, 2014, the Company incurred offering costs of $1,122 and $2,187, respectively, which were paid on its behalf by Franklin Square Holdings (see Note 3).

        Under the terms of the investment advisory and administrative services agreement, upon satisfaction of the minimum offering requirement, FSEP II Advisor will be entitled to receive up to 0.75% of gross proceeds raised in the Company's continuous public offering until all organization and offering costs funded by FSEP II Advisor or its affiliates (including Franklin Square Holdings) have been recovered.

        Income Taxes:    The Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a RIC under Subchapter M of the Code. To maintain qualification as a RIC and maintain RIC tax treatment, the Company must, among other things, meet certain source-of-income and asset diversification requirements, as well as distribute to its shareholders, in respect of each tax year, dividends of an amount generally at least equal to 90% of its "investment company taxable income," which is generally the Company's net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses, determined without regard to any deduction for dividends paid. As a RIC, the Company will not have to pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes as dividends to its shareholders. The Company intends to make distributions in an amount sufficient to qualify for and maintain its RIC tax treatment each tax year and to not pay any U.S. federal income taxes on income so distributed. The Company will also be subject to nondeductible U.S. federal excise taxes if it does not timely distribute dividends each calendar year of an amount at least equal to the sum of 98% of ordinary income (taking into account certain deferrals and elections) for the calendar year, 98.2% of any capital gain net income (adjusted for certain ordinary losses) for the one-year period ending on October 31 of such calendar year, and any recognized and undistributed ordinary income from prior years for which it paid no U.S. federal income taxes.

FS Energy and Power Fund II

Notes to Financial Statements (Continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (Continued)

        Uncertainty in Income Taxes:    The Company will evaluate its tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in the financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is "more likely than not" to be sustained assuming examination by taxing authorities. The Company will recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in the Company's statements of operations. During the year ended December 31, 2015 and during the period from February 6, 2014 (Inception) to December 31, 2014, the Company did not record any provision for income tax for uncertain tax positions as well as did not incur any related interest or penalties.

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

        While the investment advisory and administrative services agreement with FSEP II Advisor neither includes nor contemplates the inclusion of unrealized gains in the calculation of the capital gains incentive fee, pursuant to an interpretation of an American Institute of Certified Public Accountants Technical Practice Aid for investment companies, the Company will include unrealized gains in the calculation of the capital gains incentive fee expense and related accrued capital gains incentive fee. This accrual will reflect the incentive fees that would be payable to FSEP II Advisor as if the Company's entire portfolio was liquidated at its fair value as of the balance sheet date even though FSEP II Advisor is not entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized.

        Subordinated Income Incentive Fee:    Pursuant to the investment advisory and administrative services agreement, FSEP II Advisor may also be entitled to receive a subordinated incentive fee on income. The subordinated incentive fee on income, which will be calculated and payable quarterly in arrears, will equal 20.0% of the Company's "pre-incentive fee net investment income" for the immediately preceding quarter and will be subject to a hurdle rate, expressed as a rate of return on adjusted capital equal to 1.625% per quarter, or an annualized hurdle rate of 6.5%. As a result, FSEP II Advisor will not earn this incentive fee for any quarter until the Company's pre-incentive fee net investment income for such quarter exceeds the hurdle rate of 1.625%. For purposes of this fee, "adjusted capital" means cumulative gross proceeds generated from sales of the Company's common shares (including proceeds from its distribution reinvestment plan) reduced for amounts paid for share repurchases pursuant to the Company's share repurchase program. Once the Company's pre-incentive fee net investment income in any quarter exceeds the hurdle rate, FSEP II Advisor will be entitled to a

FS Energy and Power Fund II

Notes to Financial Statements (Continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (Continued)

"catch-up" fee equal to the amount of the pre-incentive fee net investment income in excess of the hurdle rate, until the Company's pre-incentive fee net investment income for such quarter equals 2.031%, or 8.125% annually, of adjusted capital. Thereafter, FSEP II Advisor will receive 20.0% of pre-incentive fee net investment income.

Note 3. Related Party Transactions

Compensation of the Investment Adviser and Dealer Manager

        Pursuant to the investment advisory and administrative services agreement, after the Company meets its minimum offering requirement, FSEP II Advisor will be entitled to receive an annual base management fee of 2.0% of the average weekly value of the Company's gross assets and an incentive fee based on the Company's performance. Base management fees will be paid on a quarterly basis in arrears.

        The incentive fee will consist of two parts. The first part of the incentive fee, which is referred to as the subordinated incentive fee on income, will be calculated and payable quarterly in arrears, will equal 20.0% of the Company's "pre-incentive fee net investment income" for the immediately preceding quarter and will be subject to a hurdle rate, expressed as a rate of return on adjusted capital equal to 1.625% per quarter, or an annualized hurdle rate of 6.5%. As a result, FSEP II Advisor will not earn this part of the incentive fee for any quarter until the Company's pre-incentive fee net investment income for such quarter exceeds the hurdle rate of 1.625%. For purposes of this fee, "adjusted capital" means cumulative gross proceeds generated from sales of the Company's common shares (including proceeds from its distribution reinvestment plan) reduced for amounts paid for share repurchases pursuant to the Company's share repurchase program. Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that the Company has not yet received in cash. Once the Company's pre-incentive fee net investment income in any quarter exceeds the hurdle rate, FSEP II Advisor will be entitled to a "catch-up" fee equal to the amount of the pre-incentive fee net investment income in excess of the hurdle rate, until the Company's pre-incentive fee net investment income for such quarter equals 2.031%, or 8.125% annually, of adjusted capital. This "catch-up" feature allows FSEP II Advisor to recoup the fees foregone as a result of the existence of the hurdle rate. Thereafter, FSEP II Advisor will be entitled to receive 20.0% of the Company's pre-incentive fee net investment income.

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

        Franklin Square Holdings, an affiliate of FSEP II Advisor, funded the Company's organization and offering costs in the amount of $1,254 and $2,401, for the year ended December 31, 2015 and for the period from February 6, 2014 (Inception) to December 31, 2014, respectively. These costs include legal, accounting, marketing, printing and other expenses associated with the Company's organization and offering activities, including costs related to preparation of the Company's registration statement and prospectus, and salaries and other direct expenses of FSEP II Advisor's personnel, employees of its affiliates and others while engaged in such activities on behalf of the Company.

        Under the terms of the investment advisory and administrative services agreement, there will be no liability on the Company's part for organization and offering costs funded by FSEP II Advisor or its affiliates (including Franklin Square Holdings) until the investment advisory and administrative services agreement is effective and the Company has satisfied the minimum offering requirement. At such time, FSEP II Advisor will be entitled to receive up to 0.75% of the gross proceeds raised in the Company's continuous public offering until all organization and offering costs funded by FSEP II Advisor or its affiliates (including Franklin Square Holdings) have been recovered. The minimum reimbursement to FSEP II Advisor for such fees is $7.5, assuming the Company is able to raise $1,000 in gross proceeds.

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

Capital Contributions by Franklin Square Holdings

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

FS Energy and Power Fund II

Notes to Financial Statements (Continued)

(in thousands, except share and per share amounts)

Note 3. Related Party Transactions (Continued)

Potential Conflicts of Interest

        FSEP II Advisor's senior management team is comprised of substantially the same personnel as the senior management teams of FB Income Advisor, LLC, FSIC II Advisor, LLC, FSIC III Advisor, LLC, FSIC IV Advisor, LLC, FS Investment Advisor, LLC and FS Global Advisor, LLC, the investment advisers to Franklin Square Holdings' other affiliated BDCs and affiliated closed-end management investment company. As a result, such personnel provide investment advisory services to the Company and each of FS Investment Corporation, FS Investment Corporation II, FS Investment Corporation III, FS Investment Corporation IV, FS Energy and Power Fund and FS Global Credit Opportunities Fund. While none of FSEP II Advisor, FB Income Advisor, LLC, FSIC II Advisor, LLC, FSIC III Advisor, LLC, FSIC IV Advisor, LLC, FS Investment Advisor, LLC or FS Global Advisor, LLC is currently making private corporate debt investments for clients other than the Company, FS Investment Corporation, FS Investment Corporation II, FS Investment Corporation III, FS Investment Corporation IV, FS Energy and Power Fund or FS Global Credit Opportunities Fund, respectively, any, or all, may do so in the future. In the event that FSEP II Advisor undertakes to provide investment advisory services to other clients in the future, it intends to allocate investment opportunities in a fair and equitable manner consistent with the Company's investment objectives and strategies, if necessary, so that the Company will not be disadvantaged in relation to any other client of FSEP II Advisor or its management team. In addition, even in the absence of FSEP II Advisor retaining additional clients, it is possible that some investment opportunities may be provided to FS Investment Corporation, FS Investment Corporation II, FS Investment Corporation III, FS Investment Corporation IV, FS Energy and Power Fund and/or FS Global Credit Opportunities Fund.

Exemptive Relief

        In an order dated June 4, 2013, the SEC granted exemptive relief to the Company's affiliates, upon which it may rely, and which permits the Company, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with certain affiliates of FSEP II Advisor, including FS Investment Corporation, FS Investment Corporation II, FS Investment Corporation III, FS Investment Corporation IV, FS Energy and Power Fund and any future BDCs that are advised by FSEP II Advisor or its affiliated investment advisers, or collectively, the co-investment affiliates. The Company believes this relief will enhance its ability to further its investment objectives and strategies. The Company believes this relief may also increase favorable investment opportunities for the Company, in part by allowing it to participate in larger investments, together with the co-investment affiliates, than would be available to the Company if such relief had not been obtained. Because the Company's affiliates did not seek exemptive relief to engage in co-investment transactions with its investment sub-adviser, GSO Capital Partners LP, or GSO, and its affiliates, the Company will be permitted to co-invest with GSO and its affiliates only in accordance with existing regulatory guidance.

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

        However, because certain investments the Company may make, including preferred and common equity investments, may generate dividends and other distributions to the Company that are treated for tax purposes as a return of capital, a portion of the Company's distributions to shareholders may also

FS Energy and Power Fund II

Notes to Financial Statements (Continued)

(in thousands, except share and per share amounts)

Note 3. Related Party Transactions (Continued)

be deemed to constitute a return of capital for tax purposes to the extent that the Company may use such dividends or other distribution proceeds to fund its distributions to shareholders. Under those circumstances, Franklin Square Holdings will not reimburse the Company for the portion of such distributions to shareholders that represent a return of capital for tax purposes.

        Under the expense reimbursement agreement, Franklin Square Holdings will reimburse the Company quarterly for expenses in an amount equal to the difference between the Company's cumulative distributions paid to its shareholders in each quarter, less the sum of the Company's investment company taxable income, net capital gains and dividends and other distributions paid to the Company on account of preferred and common equity investments in portfolio companies (to the extent such amounts are not included in investment company taxable income or net capital gains) in each quarter.

        Pursuant to the expense reimbursement agreement, the Company has a conditional obligation to reimburse Franklin Square Holdings for any amounts funded by Franklin Square Holdings under such agreement if (and only to the extent that), during any fiscal quarter occurring within three years of the date on which Franklin Square Holdings funded such amount, the sum of the Company's investment company taxable income, net capital gains and the amount of any dividends and other distributions paid to the Company on account of preferred and common equity investments in portfolio companies (to the extent not included in investment company taxable income or net capital gains) exceeds the cumulative ordinary cash distributions paid by the Company to its shareholders during such quarter; provided, however, that (i) the Company will only reimburse Franklin Square Holdings for expense support payments made by Franklin Square Holdings to the extent that the payment of such reimbursement (together with any other reimbursement paid during such fiscal year) does not cause "other operating expenses" (as defined below) (on an annualized basis and net of any expense support payments received by the Company during such fiscal year) to exceed the lesser of (A) 1.75% of the Company's average net assets attributable to its common shares for the fiscal year-to-date period after taking such payments into account and (B) the percentage of the Company's average net assets attributable to its common shares represented by "other operating expenses" during the fiscal year in which such expense support payment from Franklin Square Holdings was made (provided, however, that this clause (B) shall not apply to any reimbursement payment which relates to an expense support payment from Franklin Square Holdings made during the same fiscal year); and (ii) the Company will not reimburse Franklin Square Holdings for expense support payments made by Franklin Square Holdings if the annualized rate of regular cash distributions declared by the Company at the time of such reimbursement payment is less than the annualized rate of regular cash distributions declared by the Company at the time Franklin Square Holdings made the expense support payment to which such reimbursement payment relates. "Other operating expenses" means the Company's total "operating expenses" (as defined below), excluding base management fees, incentive fees, organization and offering expenses, financing fees and costs, interest expense, brokerage commissions and extraordinary expenses. "Operating expenses" means all operating costs and expenses incurred, as determined in accordance with GAAP for investment companies.

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

Note 4. Share Repurchase Program

        Beginning with the first full calendar quarter following the date the Company satisfies the minimum offering requirement, and on a quarterly basis thereafter, the Company intends to offer to repurchase common shares on such terms as may be determined by the Company's board of trustees in its complete and absolute discretion unless, in the judgment of the independent trustees of the Company's board of trustees, such repurchases would not be in the best interests of the Company's shareholders or would violate applicable law. The Company intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the 1940 Act. In months in which the Company repurchases common shares pursuant to its share repurchase program, it expects to conduct repurchases on the same date that it holds its first weekly closing in such month for the sale of common shares in its continuous public offering. Any offer to repurchase common shares will be conducted solely through tender offer materials mailed to each shareholder.

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

        The Company currently intends to limit the number of common shares to be repurchased during any calendar year to the number of common shares it can repurchase with the proceeds it receives from the issuance of common shares under its distribution reinvestment plan. Because the Company's distribution reinvestment plan is structured as an "opt in" program that requires shareholders to affirmatively elect to have their cash distributions reinvested in additional common shares, such requirement may contribute to the illiquidity of the Company's common shares. At the discretion of the Company's board of trustees, the Company may also use cash on hand, cash available from borrowings and cash from the liquidation of investments as of the end of the applicable period to repurchase common shares. In addition, beginning with the first full calendar quarter in the year following the date that the Company satisfies the minimum offering requirement, the Company will limit the number of common shares to be repurchased in any calendar year to 10.0% of the weighted average number of common shares outstanding in the prior calendar year, or 2.5% in each calendar quarter, though the

FS Energy and Power Fund II

Notes to Financial Statements (Continued)

(in thousands, except share and per share amounts)

Note 4. Share Repurchase Program (Continued)

actual number of common shares that the Company offers to repurchase may be less in light of the limitations noted above. The Company intends to offer to repurchase common shares on each date of repurchase at the net offering price in effect on the date of repurchase. The Company's board of trustees may amend, suspend or terminate the share repurchase program at any time.

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

        As required by Exchange Act Rule 13a-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were (a) designed to ensure that the information we are required to disclose in our reports under the Exchange Act is recorded, processed and reported in an accurate manner and on a timely basis and the information that we are required to disclose in our Exchange Act reports is accumulated and communicated to management to permit timely decisions with respect to required disclosure and (b) operating in an effective manner.

Management's Annual Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rules 13a-15(f) and 15d-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of trustees, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

        Our internal control over financial reporting includes those policies and procedures that:

          1.     Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the Company's transactions and the dispositions of assets of the Company;

          2.     Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of our management and board of trustees; and

          3.     Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation and presentation and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Management's report on internal control over financial reporting is set forth above under the heading "Management's Report on Internal Control over Financial Reporting" in Item 8 of this annual report on Form 10-K.

Changes in Internal Control Over Financial Reporting

        During the quarter ended December 31, 2015, there was no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d-15(f)) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        Set forth below is information concerning the Company's trustees and executive officers.

Information about the Board of Trustees

        A majority of the members of the Company's board of trustees are not "interested persons," as defined in Section 2(a)(19) of the 1940 Act, of it or FSEP II Advisor. These individuals are referred to as the Company's independent trustees, or the Independent Trustees. Section 2(a)(19) of the 1940 Act defines an "interested person" to include, among other things, any person who has, or within the last two years had, a material business or professional relationship with the Company. The members of the Company's board of trustees that are not Independent Trustees are referred to as interested trustees, or the Interested Trustees.

        The following table sets forth certain information regarding the members of our board of trustees:

INDEPENDENT TRUSTEES

Name, Address, Age and Position(s) with Company(1)	Term of Office and Length of Time Served(2)	Principal Occupation(s) During Past Five Years	Number of Companies in Fund Complex Overseen by Trustee(3)	Other Public Directorships Held by Trustee During the Past Five Years†
M. Walter D'Alessio Age: 82 Trustee	Since 2014	Mr. D'Alessio has served as a principal of NorthMarq Advisors, LLC, a real estate and economic development advisory services firm, since December 2012. He also has served on the board of directors of FS Investment Corporation IV since September 2015, and as a member of its audit committee and valuation committee since September 2015. From 2003 to December 2012, he served as vice chairman of NorthMarq Capital, LLC, a real estate financial intermediary. He served as chairman and chief executive officer of Legg Mason Real Estate Services, Inc., a mortgage banking firm, from 1982 until 2003, when the company was sold to NorthMarq Capital. Mr. D'Alessio has also served as a director of PECO Energy Company, a subsidiary of Exelon Corporation, since 1983, where he has served at various times as a member of the audit committee and corporate governance committee. From 2000 until December 2012, he served on the board of Exelon Corporation, a provider of energy services, where he served at various times as chairman of the corporate governance committee, as a member of the compensation committee and the audit committee and as lead independent director. Mr. D'Alessio has also served as a trustee of Brandywine Realty Trust, a full service real estate company, since 1996, and as chairman of the board since March 2004. He also currently serves as a member of its compensation committee. In addition, Mr. D'Alessio has served as a member of the board of trustees of Pennsylvania Real Estate Investment Trust since 2005, and as lead independent trustee since January 2011. He is the chairman of the board of directors of Independence Blue Cross, a health insurance provider. Mr. D'Alessio is also on the board of a number of civic organizations, including the Philadelphia Industrial Development Corporation and the Greater Philadelphia Chamber of Commerce. Mr. D'Alessio received his M.S. in City Planning from the University of Illinois and his B.S. in Landscape Architecture from Pennsylvania State University.	Two	FS Investment Corporation IV; Legg Mason Real Estate Services, Inc.; PECO Energy Company; Exelon Corporation; Brandywine Realty Trust; Pennsylvania Real Estate Investment Trust
In the opinion of our board of trustees, Mr. D'Alessio's experience on various public and private boards has provided him with experience and insight which is beneficial to us.

Name, Address, Age and Position(s) with Company(1)	Term of Office and Length of Time Served(2)	Principal Occupation(s) During Past Five Years	Number of Companies in Fund Complex Overseen by Trustee(3)	Other Public Directorships Held by Trustee During the Past Five Years†
Marc R. Lederman Age: 44 Trustee	Since 2014	Marc Lederman is a co-founder and member of NewSpring Capital, LLC, a family of specific purpose private equity funds. Mr. Lederman has been with NewSpring Capital since 2000. He serves as a general partner of the firm's three growth equity funds, NewSpring Ventures, L.P., formed in 1999, NewSpring Growth Capital II, L.P., formed in 2006 and NewSpring Growth Capital III, L.P. formed in January 2012. Mr. Lederman serves as a director of various NewSpring Growth Capital portfolio companies. Prior to the founding of NewSpring Capital, he served in various capacities at Deloitte & Touche LLP, including as manager in the Business Assurance and Advisory Services Group and as a senior accountant. He also has served on the board of directors of FS Investment Corporation IV since September 2015, and as a member of its audit committee since September 2015. Mr. Lederman is actively involved with various civic organizations, including as a member, and executive committee member, of the Greater Philadelphia Alliance for Capital Technologies and of the Wharton Private Equity & Venture Capital Association. Mr. Lederman earned a B.S. in Accountancy from Villanova University and a M.B.A. from The Wharton School of the University of Pennsylvania. He is a Certified Public Accountant (inactive).	Two	FS Investment Corporation IV
Mr. Lederman's extensive experience in finance, investing and accounting has provided him, in the opinion of our board of trustees, with experience and insight which is beneficial to us.
Judah C. Sommer Age: 71 Trustee	Since 2014
		Mr. Sommer, prior to his retirement, served as Senior Counsel and Chair of the Public Policy Group at Crowell & Moring LLP, an international law firm, from June 2012 to March 2014. He also has served on the board of directors of FS Investment Corporation IV since September 2015, and as a member of its nominating and corporate governance committee since September 2015. Prior to his position at Crowell & Moring, he served as Senior Advisor of Government Affairs from January 2011 to March 2012 and as Senior Vice President, Head of Government Affairs, from 2007 to December 2010, at UnitedHealth Group, a diversified health care company. Mr. Sommer previously served as Managing Director, Head of Global Government Affairs at Goldman Sachs & Co. from 1997 to 2007 and as Vice President from 1984-1997. He previously served in the office of U.S. Senator Jacob K. Javits of New York. Mr. Sommer is a member of the Board of Directors of the YMCA of Metropolitan Washington and is a member of the Board of Directors and Secretary of Y-USA, the YMCA's national board. He received his J.D. from New York University School of Law and his B.A. in International Relations from Johns Hopkins University.	Two	FS Investment Corporation IV
Mr. Sommer's legal and public policy experience has provided him, in the opinion of our board of trustees, with experience and insight which is beneficial to us.

INTERESTED TRUSTEES(4)

Name, Address, Age and Position(s) with Company(1)	Term of Office and Length of Time Served(2)	Principal Occupation(s) During Past Five Years	Number of Companies Fund Complex Overseen by Trustee(3)	Other Public Directorships Held by Trustee During the Past Five Years†
Michael C. Forman Age: 54 Chairman of the Board, President and Chief Executive Officer	Since 2014	Mr. Forman has served as our chairman, president and chief executive officer since our inception in February 2014 and as the chairman and chief executive officer of FSEP II Advisor since its inception in February 2014. Mr. Forman also currently serves as chairman, president and chief executive officer of FB Income Advisor, LLC, FS Energy and Power Fund, FS Investment Advisor, LLC, FS Investment Corporation II, FSIC II Advisor, LLC, FS Investment Corporation III, FSIC III Advisor, LLC, FS Global Advisor, LLC, FS Global Credit Opportunities Fund, the FSGCOF Offered Funds, FS Investment Corporation IV, and FSIC IV Advisor, LLC and has presided in such roles since each entity's inception in October 2007, September 2010, September 2010, July 2011, November 2011, June 2013, October 2013, January 2013, January 2013, January 2013, February 2015, and September 2015, respectively. Mr. Forman also currently serves as the chairman and chief executive officer of FS Investment Corporation and has presided in such role since the entity's inception in December 2007. Mr. Forman also serves as chairman of the board of directors of FS OneEquity Partners Co. L.P., and has served in such role since September 2015. Mr. Forman served as president of FS Investment Corporation from its inception in December 2007 until April 2013. In 2005, Mr. Forman co-founded FB Capital Partners, L.P., an investment firm that previously invested in private equity, senior and mezzanine debt and real estate, and has served as managing general partner since inception. In May 2007, Mr. Forman co-founded Franklin Square Holdings.	Nine	FS Energy and Power Fund; FS Investment Corporation; FS Investment Corporation II; FS Investment Corporation III; FS Investment Corporation IV; CFS Global Credit Opportunities Fund; FSGCOF Offered Funds

Name, Address, Age and Position(s) with Company(1)	Term of Office and Length of Time Served(2)	Principal Occupation(s) During Past Five Years	Number of Companies Fund Complex Overseen by Trustee(3)	Other Public Directorships Held by Trustee During the Past Five Years†

Prior to co-founding FB Capital Partners, L.P., Mr. Forman spent nearly 20 years as an attorney in the Corporate and Securities Department at the Philadelphia based law firm of Klehr Harrison Harvey Branzburg LLP, or Klehr Harrison, where he was a partner from 1991 until leaving the firm to focus exclusively on investments. In addition to his career as an attorney and investor, Mr. Forman has been an active entrepreneur and has founded several companies, including companies engaged in the gaming, specialty finance and asset management industries. Mr. Forman serves as a member of the board of directors of a number of private companies. He is also a member of a number of civic and charitable boards, including The Franklin Institute (executive committee member), the University of the Arts (executive committee member), the Vetri Foundation for Children (chairman), the executive committee of the Greater Philadelphia Alliance for Capital and Technologies (PACT), and Murex Investments, Inc., a Pennsylvania-based economic development/venture capital firm, where he chairs the investment committee. Mr. Forman received his B.A., summa cum laude, from the University of Rhode Island, where he was elected Phi Beta Kappa, and received his J.D. from Rutgers University.

Mr. Forman has extensive experience in corporate and securities law and has founded and served in a leadership role of various companies, including FSEP II Advisor, which serves as our investment adviser. Our board of trustees believes Mr. Forman's experience and his positions as our and FSEP II Advisor's chief executive officer make him a significant asset to us.

Name, Address, Age and Position(s) with Company(1)	Term of Office and Length of Time Served(2)	Principal Occupation(s) During Past Five Years	Number of Companies Fund Complex Overseen by Trustee(3)	Other Public Directorships Held by Trustee During the Past Five Years†
David J. Adelman Age: 43 Trustee	Since 2014
		Mr. Adelman has served as our vice-chairman since our inception in February 2014. He also currently serves as the vice-chairman of FS Investment Corporation, FB Income Advisor, LLC, FS Energy and Power Fund, FS Investment Advisor, LLC, FS Investment Corporation II, FSIC II Advisor, LLC, FS Global Advisor, LLC, FS Global Credit Opportunities Fund, the FSGCOF Offered Funds, FS Investment Corporation III, FSIC III Advisor, LLC, FS Investment Corporation IV and FSIC IV Advisor, LLC and has presided in such roles since each entity's inception in December 2007, October 2007, September 2010, September 2010, July 2011, November 2011, January 2013, January 2013, January 2013, June 2013, October 2013, February 2015 and September 2015, respectively. Mr. Adelman has significant managerial and investment experience and has served as the president and chief executive officer of Philadelphia-based Campus Apartments, Inc., or Campus Apartments, since 1997. Campus Apartments develops, manages, designs and privately finances more than 220 upscale housing facilities for colleges and universities across the United States. In 2006, Campus Apartments entered into a $1.1 billion venture with GIC Real Estate Pte Ltd., the real estate investment arm of the Government of Singapore Investment Corporation, in which Campus Apartments uses the venture's capital to acquire, develop, operate and manage student housing projects across the United States. In addition to his duties as president and chief executive officer of Campus Apartments, Mr. Adelman has been the chief executive officer of Campus Technologies, Inc. since 2001, the vice-chairman of University City District board of directors since 1997, board member of Actua Corporation (formerly known as ICG Group, Inc.) since June 2011 and a member of the National Multifamily Council (NMHC) and the Young Presidents' Organization. Mr. Adelman formerly served as a board member of Hyperion Bank and on the executive committee of the Urban Land Institute's Philadelphia Chapter. Mr. Adelman is also an active private investor and entrepreneur, having co-founded Franklin Square Holdings with Mr. Forman. Mr. Adelman received his B.A. in Political Science from Ohio State University.	Nine
FS Energy and Power Fund; FS Investment Corporation; FS Investment Corporation II; FS Investment Corporation III; FS Investment Corporation IV; FS Global Credit Opportunities Fund; FSGCOF Offered Funds; Actua Corp.

Name, Address, Age and Position(s) with Company(1)	Term of Office and Length of Time Served(2)	Principal Occupation(s) During Past Five Years	Number of Companies Fund Complex Overseen by Trustee(3)	Other Public Directorships Held by Trustee During the Past Five Years†

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

(3)
For purposes of this annual report on Form 10-K, the term "Fund Complex" is defined to include the Company, FS Energy and Power Fund, FS Investment Corporation, FS Investment Corporation II, FS Investment Corporation III, FS Investment Corporation IV, FS Global Credit Opportunities Fund and the FSGCOF Offered Funds.

(4)
"Interested person" of FS Energy and Power Fund II as defined in Section 2(a)(19) of the 1940 Act. Messrs. Forman and Adelman are each an "interested person" because of their affiliation with FSEP II Advisor.

Information about Executive Officers Who are Not Trustees

        The following table sets forth certain information regarding the Company's executive officers who are not members of its board of trustees:

Name, Address, Age and Position(s) with Company(1)	Term of Office and Length of Time Served	Principal Occupation(s) During Past Five Years
Edward T. Gallivan, Jr. Age: 53 Chief Financial Officer	Since 2014	Mr. Gallivan has served as our chief financial officer since our inception in February 2014. He has served as chief financial officer of FS Energy and Power Fund and FS Investment Corporation IV since November 2012 and September 2015, respectively. He previously served as chief financial officer of FS Investment Corporation III from June 2013 to December 2014. Mr. Gallivan was a director at BlackRock, Inc. from 2005 to October 2012, where he was head of financial reporting for over 350 mutual funds. From 1988 to 2005, Mr. Gallivan worked at State Street Research & Management Company, where he served as the assistant treasurer of mutual funds. Mr. Gallivan began his career as an auditor at the global accounting firm, PricewaterhouseCoopers LLP, where he practiced as a certified public accountant. Mr. Gallivan received his B.S. in Business Administration (Accounting) degree at Stonehill College in Massachusetts.

Name, Address, Age and Position(s) with Company(1)	Term of Office and Length of Time Served	Principal Occupation(s) During Past Five Years
Zachary Klehr Age: 37 Executive Vice President	Since 2014	Mr. Klehr has served as our executive vice president since our inception in February 2014. Mr. Klehr also currently serves as executive vice president of FS Investment Corporation, FS Energy and Power Fund, FS Investment Corporation II, FS Global Credit Opportunities Fund, the FSGCOF Offered Funds, FS Investment Corporation III and FS Investment Corporation IV and has presided in such roles since January 2013, January 2013, January 2013, January 2013, January 2013, June 2013 and February 2015, respectively. Mr. Klehr has also served in various senior officer capacities for Franklin Square Holdings and its affiliated investment advisers, FSEP II Advisor, FSIC III Advisor, LLC, FB Income Advisor, LLC, FS Investment Advisor, LLC, FSIC II Advisor, LLC, FSIC IV Advisor, LLC and FS Global Advisor, LLC, since the later of February 2011 or such entity's inception date, including as executive vice president since September 2012. In this role, he focuses on fund administration, portfolio management, fund operations, research, education and communications. Prior to joining Franklin Square Holdings, Mr. Klehr served as a vice president at Versa Capital Management, or Versa, a private equity firm with approximately $1 billion in assets under management, from July 2007 to February 2011. At Versa, he sourced, underwrote, negotiated, structured and managed investments in middle-market distressed companies, special situations and distressed debt. Prior to Versa, Mr. Klehr spent five years at Goldman, Sachs & Co., starting as an analyst in the Investment Banking Division, then in the executive office working on firm-wide strategy covering hedge funds and other complex multi-faceted clients of the firm. Later, he joined the Financial Sponsors Group as an associate where he focused on leveraged buyouts, acquisitions and equity and debt financings for private equity clients. Mr. Klehr received his M.B.A., with honors, from the Wharton School of the University of Pennsylvania and his B.A., cum laude, also from the University of Pennsylvania. He is active in his community and served on the board of trustees of The Philadelphia School where he was a member of the executive, governance, advancement, finance and investment committees.

Name, Address, Age and Position(s) with Company(1)	Term of Office and Length of Time Served	Principal Occupation(s) During Past Five Years
Gerald F. Stahlecker Age: 50 Executive Vice President	Since 2014	Mr. Stahlecker has served as our executive vice president since our inception in February 2014 and as the executive vice president of FSEP II Advisor since its inception in February 2014. Mr. Stahlecker also serves as the executive vice president of Franklin Square Holdings and has presided in such role since January 2010. Mr. Stahlecker also serves as executive vice president of FB Income Advisor, LLC, FS Energy and Power Fund, FS Investment Advisor, LLC, FS Investment Corporation II, FSIC II Advisor, LLC, FS Global Credit Opportunities Fund, the FSGCOF Offered Funds, FS Global Advisor, LLC, FS Investment Corporation III, FSIC III Advisor, LLC, FS Investment Corporation IV and FSIC IV Advisor, LLC and has presided in such roles since January 2010, September 2010, September 2010, July 2011, November 2011, January 2013, January 2013, January 2013, June 2013, October 2013, February 2015 and September 2015, respectively. Mr. Stahlecker has also served as president of FS Investment Corporation since April 2013 and previously served as its executive vice president from March 2010 to April 2013. Mr. Stahlecker was an independent director of FS Investment Corporation and served as a member of the audit committee and as chairman of the valuation committee from FS Investment Corporation's inception in December 2007 to December 2009 when he resigned as a director in order to join our affiliates, FB Income Advisor, LLC and Franklin Square Holdings. Mr. Stahlecker is a former founding partner of Radcliffe Capital Management, L.P., or Radcliffe, a SEC-registered investment advisory firm which manages the Radcliffe Funds, a family of Cayman Islands-based, master-feeder structured hedge funds, as well as separately managed accounts for an institutional investor base. Radcliffe pursues convertible arbitrage, high-yield debt, special situations and event-driven investment strategies. From its founding in October 2002 until selling his interest in Radcliffe in July 2009, Mr. Stahlecker served as managing director and chief operating officer of Radcliffe and was the co-chair of its investment committee. Prior to co-founding Radcliffe and its affiliated entities, from May 1998 through October 2002, Mr. Stahlecker served as an officer and director of Rose Glen Capital Management, L.P., or Rose Glen, a predecessor to Radcliffe. Rose Glen managed hedge funds focusing on directly negotiated, structured debt and equity investments in public companies. Mr. Stahlecker has extensive experience in structuring and negotiating investment transactions on behalf of investors and issuers and has participated in numerous distressed and special situation restructurings on behalf of investors. From 1992 to 1998, Mr. Stahlecker was an attorney at Klehr Harrison, where he practiced corporate and securities law. While at Klehr Harrison, Mr. Stahlecker represented hedge funds, venture capital funds and other institutional investors pursuing structured equity and debt investments in public and private companies. Prior to attending law school, from 1987 to 1989, Mr. Stahlecker worked as a senior analyst at Furash & Company, a consulting boutique in Washington, D.C., where he advised banks and other financial institutions regarding mergers and acquisitions, restructurings, asset/liability management and strategic planning. Mr. Stahlecker received his B.S. in Industrial Management, with concentrations in Finance and Strategic Planning, from Carnegie Mellon University and his J.D. from Villanova University Law School, where he was an editor of the Villanova University Environmental Law Journal. Mr. Stahlecker is a member of the board of directors of the Greater Philadelphia Chamber of Commerce. Mr. Stahlecker previously served on the board of directors of the Investment Program Association, an industry trade group, and on the board of trustees of The Philadelphia School where he served as a member of its advancement, finance and investment committees.

Name, Address, Age and Position(s) with Company(1)	Term of Office and Length of Time Served	Principal Occupation(s) During Past Five Years
Stephen S. Sypherd Age: 38 Vice President, Treasurer and Secretary	Since 2014	Mr. Sypherd has served as our vice president, treasurer and secretary since our inception in February 2014. Mr. Sypherd also currently serves as vice president, treasurer and secretary of FS Investment Corporation, FS Energy and Power Fund, FS Investment Corporation II, FS Global Credit Opportunities Fund, the FSGCOF Offered Funds, FS Investment Corporation III and FS Investment Corporation IV and has presided in such roles since January 2013, January 2013, January 2013, January 2013, January 2013, June 2013 and February 2015, respectively. Mr. Sypherd has also served in various senior officer capacities for Franklin Square Holdings and its affiliated investment advisers, FSEP II Advisor, FB Income Advisor, LLC, FS Investment Advisor, LLC, FSIC II Advisor, LLC, FSIC III Advisor, LLC, FS Global Advisor, LLC and FSIC IV Advisor, LLC since the later of August 2010 or such entity's inception date, including as managing director since August 2014 and general counsel since January 2013. He is responsible for legal and compliance matters across all entities and investment products of Franklin Square Holdings. Prior to joining Franklin Square Holdings, Mr. Sypherd served for eight years as an attorney at Skadden, Arps, Slate, Meagher & Flom LLP, where he practiced corporate and securities law. Mr. Sypherd received his B.A. in Economics from Villanova University and his J.D. from the Georgetown University Law Center, where he was an executive editor of the Georgetown Law Journal. He serves on the board of trustees of the University of the Arts (and on the advancement and governance committees of that board).
James F. Volk Age: 53 Chief Compliance Officer	Since 2015	Mr. Volk has served as our chief compliance officer since April 2015. Mr. Volk also serves as the chief compliance officer of FS Investment Corporation, FS Investment Corporation II, FS Investment Corporation III, FS Energy and Power Fund, FS Global Credit Opportunities Fund, the FSGCOF Offered Funds and FS Investment Corporation IV, and has presided in such roles since April 2015, April 2015, April 2015, April 2015, April 2015, April 2015 and February 2015, respectively. He is responsible for all compliance and regulatory issues affecting us and such funds. Before joining Franklin Square Holdings in October 2014, Mr. Volk was the chief compliance officer, chief accounting officer and head of traditional fund operations at SEI Investment Company's Investment Manager Services market unit. Mr. Volk was also formerly the assistant chief accountant at the SEC's Division of Investment Management and a senior manager for PricewaterhouseCoopers. Mr. Volk graduated from the University of Delaware with a B.S. in Accounting and is an active Certified Public Accountant.

(1)
The address for each officer is c/o FS Energy and Power Fund II, 201 Rouse Boulevard, Philadelphia, Pennsylvania 19112.

Section 16(a) Beneficial Ownership Reporting Compliance

        Pursuant to Section 16(a) of the Exchange Act, the Company's trustees and executive officers, and any persons holding more than 10% of its shares, are required to report their beneficial ownership and any changes therein to the SEC and us. Specific due dates for those reports have been established, and the Company is required to report herein any failure to file such reports by those due dates. Based on our review of Forms 3, 4 and 5 filed by such persons and information provided by the Company's trustees and officers, it believes that during the fiscal year ended December 31, 2015, all Section 16(a) filings applicable to such persons were timely filed.

Code of Ethics

        The Company and FSEP II Advisor have each adopted a code of ethics pursuant to Rule 17j-1 promulgated under the 1940 Act that, among other things, establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the codes may invest in securities for their personal investment accounts, including securities that may be purchased or held by the Company, so long as such investments are made in accordance with the codes' requirements. The Company's and FSEP II's Advisors codes of ethics are attached as exhibits to the registration statement on Form N-2 filed with the SEC on August 22, 2014. You may also read and copy these codes of ethics at the SEC's Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 551-8090. In addition, each code of ethics is available on the EDGAR Database on the SEC's Internet site at www.sec.gov. You may also obtain a copy of each code of ethics, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov, or by writing the SEC's Public Reference Section, at 100 F Street, N.E., Washington, D.C. 20549.

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

        Under the terms of the investment advisory and administrative services agreement, upon satisfaction of the minimum offering requirement, FSEP II Advisor will become entitled to receive up to 0.75% of gross proceeds raised in the Company's continuous public offering until all offering costs and organization costs funded by FSEP II Advisor or its affiliates (including Franklin Square Holdings) have been recovered.

        The Company's board of trustees has not established a standing compensation committee because its executive officers do not receive any direct compensation from it. The Company's board of trustees, as a whole, participates in the consideration of trustee compensation and decisions on trustee compensation are based on, among other things, a review of data of comparable BDCs.

Trustee Compensation

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

        None of the Company's trustees received any compensation for the fiscal year ended December 31, 2015.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The following table sets forth, as of February 26, 2016, the beneficial ownership of the members of the Company's board of trustees, its executive officers, each person known to it to beneficially own 5% or more of its outstanding common shares and all of its executive officers and trustees as a group. None of our shares have been authorized for issuance under any equity compensation plans.

        Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. There are no common shares subject to options that are currently exercisable or exercisable within 60 days of February 26, 2016. Ownership information for those persons who beneficially own 5% or more of the Company's outstanding common shares is based upon information furnished by its transfer agent and other information provided by such persons, if available.

Shares Beneficially Owned as of February 26, 2016
Name and Address of Beneficial Owner(1)	Number of Shares(2)	Percentage(3)
Interested Trustees
Michael C. Forman	11,111.111	50.0%
David J. Adelman	11,111.111	50.0%
Independent Trustees
M. Walter D'Alessio	—	*
Marc R. Lederman	—	*
Judah C. Sommer	—	*
Executive Officers
Edward T. Gallivan, Jr.	—	*
Zachary Klehr	—	*
Gerald F. Stahlecker	—	*
Stephen S. Sypherd	—	*
James F. Volk	—	*
All Executive Officers and Trustees as a group (10 persons)	22,222.222	100.0%

*
Less than one percent.

(1)
The address for each trustee and Executive Officers are c/o FS Energy and Power Fund II, 201 Rouse Boulevard, Philadelphia, Pennsylvania 19112.

(2)
Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act.

(3)
Based on a total of approximately 22,222 common shares issued and outstanding on February 26, 2016.

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

Related Party Transactions (dollar amounts presented in thousands)

Compensation of the Investment Adviser and Dealer Manager

        Pursuant to the investment advisory and administrative services agreement, after the Company meets its minimum offering requirement, FSEP II Advisor will be entitled to receive an annual base management fee of 2.0% of the average weekly value of the Company's gross assets and an incentive fee based on the Company's performance. Base management fees will be paid on a quarterly basis in arrears.

        The incentive fee will consist of two parts. The first part of the incentive fee, which is referred to as the subordinated incentive fee on income, will be calculated and payable quarterly in arrears, will equal 20.0% of the Company's "pre-incentive fee net investment income" for the immediately preceding quarter and will be subject to a hurdle rate, expressed as a rate of return on adjusted capital, equal to 1.625% per quarter, or an annualized hurdle rate of 6.5%. For purposes of this fee, "adjusted capital" means cumulative gross proceeds generated from sales of the Company's common shares (including proceeds from the Company's distribution reinvestment plan) reduced for amounts paid for share repurchases pursuant to the Company's share repurchase program. The second part of the incentive fee, which is referred to as the incentive fee on capital gains, will be accrued for on a quarterly basis and, if earned, will be paid annually. The Company will accrue this incentive fee based on net realized and unrealized gains; however, under the terms of the investment advisory and administrative services agreement, the fee payable to FSEP II Advisor will be based on realized gains and no such fee will be payable with respect to unrealized gains unless and until such gains are actually realized.

        Pursuant to the investment advisory and administrative services agreement, FSEP II Advisor will oversee the Company's day-to-day operations, including the provision of general ledger accounting, fund accounting, legal services, investor relations and other administrative services. FSEP II Advisor will also perform, or oversee the performance of, the Company's corporate operations and required administrative services, which will include being responsible for the financial records which the Company will be required to maintain and preparing reports for its shareholders and reports filed with the SEC. In addition, FSEP II Advisor will assist the Company in calculating its' net asset value, overseeing the preparation and filing of tax returns and the printing and dissemination of reports to its shareholders, and generally overseeing the payment of the Company's expenses and the performance of administrative and professional services rendered to the Company by others.

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

        Franklin Square Holdings has funded the Company's organization and offering costs in the amount of $1,254 and $2,401, respectively, for the year ended December 31, 2015 and for the period from February 6, 2014 (Inception) to December 31, 2014. These costs include legal, accounting, marketing and printing expenses associated with the Company's organization and offering activities, including costs related to preparation of the Company's registration statement and prospectus, and salaries and other direct expenses of FSEP II Advisor's personnel, employees of its affiliates and others while engaged in such activities on behalf of the Company.

        Under the terms of the investment advisory and administrative services agreement, there is no liability on the Company's part for the organization and offering costs funded by FSEP II Advisor or its affiliates (including Franklin Square Holdings) until the investment advisory and administrative services agreement is effective and the Company has met the minimum offering requirement. At such time, FSEP II Advisor will be entitled to receive up to 0.75% of gross proceeds raised in the Company's continuous public offering until organization and offering costs funded by FSEP II Advisor or its affiliates (including Franklin Square Holdings have been recovered). The minimum reimbursement to FSEP II Advisor for such fees is $7.5, assuming the Company is able to raise $1,000 in gross proceeds. The investment advisory and administrative services agreement will not be effective until the Company meets the minimum offering requirement.

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

Capital Contribution by Franklin Square Holdings

        In April 2014, pursuant to a private placement, Michael C. Forman and David J. Adelman, the co-founders of Franklin Square Holdings, contributed an aggregate of $200 to purchase approximately 22,222 common shares at $9.00 per share. Messrs. Forman and Adelman have agreed not to tender these common shares for repurchase as long as FSEP II Advisor remains the Company's investment adviser.

Potential Conflicts of Interest

        FSEP II Advisor's senior management team is comprised of substantially the same personnel as the senior management teams of FB Income Advisor, LLC, FSIC II Advisor, LLC, FSIC III Advisor, LLC, FSIC IV Advisor, LLC, FS Investment Advisor, LLC and FS Global Advisor, LLC, the investment advisers to Franklin Square Holdings' other affiliated BDCs and affiliated closed-end management investment company. As a result, such personnel provide investment advisory services to the Company and each of FS Investment Corporation, FS Investment Corporation II, FS Investment Corporation III, FS Investment Corporation IV, FS Energy and Power Fund and FS Global Credit Opportunities Fund. While none of FSEP II Advisor, FB Income Advisor, LLC, FSIC II Advisor, LLC, FSIC III Advisor, LLC, FSIC IV Advisor, LLC, FS Investment Advisor, LLC or FS Global Advisor, LLC is currently making private corporate debt investments for clients other than the Company, FS Investment Corporation, FS Investment Corporation II, FS Investment Corporation III, FS Investment Corporation IV, FS Energy and Power Fund or FS Global Credit Opportunities Fund, respectively, any, or all, may do so in the future. In the event that FSEP II Advisor undertakes to provide investment advisory services to other clients in the future, it intends to allocate investment opportunities in a fair and equitable manner consistent with the Company investment objectives and strategies, if necessary, so that the Company will not be disadvantaged in relation to any other client of FSEP II Advisor or its management team. In addition, even in the absence of FSEP II Advisor retaining additional clients, it is possible that some investment opportunities may be provided to FS Investment Corporation, FS Investment Corporation II, FS Investment Corporation III, FS Investment Corporation IV, FS Energy and Power Fund and/or FS Global Credit Opportunities Fund rather than to the Company.

Exemptive Relief

        In an order dated June 4, 2013, the SEC granted exemptive relief to the Company's affiliates, upon which the Company may rely, permitting the Company, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with the Company's co-investment affiliates. The Company believes this relief may enhance the Company's ability to further the Company's investment objectives and strategies, and may also increase favorable investment opportunities for the Company, in part by allowing the Company to participate in larger investments, together with the Company's co-investment affiliates, than would be available to the Company if such relief had not been obtained. Because the Company's affiliates did not seek exemptive relief to engage in co-investment transactions with the Company's investment sub-adviser, GSO, and its affiliates, the Company will be permitted to co-invest with GSO and its affiliates only in accordance with existing regulatory guidance.

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

        Pursuant to the expense reimbursement agreement, the Company has a conditional obligation to reimburse Franklin Square Holdings for any amounts funded by Franklin Square Holdings under such agreement if (and only to the extent that), during any fiscal quarter occurring within three years of the date on which Franklin Square Holdings funded such amount, the sum of the Company's net investment company taxable income, net capital gains and the amount of any dividends and other distributions paid to the Company on account of preferred and common equity investments in portfolio companies (to the extent not included in net investment company taxable income or net capital gains) exceeds the cumulative ordinary cash distributions paid by the Company to its shareholders during such quarter; provided, however, that (i) the Company will only reimburse Franklin Square Holdings for expense support payments made by Franklin Square Holdings with respect to any calendar quarter to the extent that the payment of such reimbursement (together with any other reimbursement paid during such fiscal year) does not cause "other operating expenses" (as defined below) (on an annualized basis and net of any expense support payments received by the Company during such fiscal year) to exceed the lesser of (A) 1.75% of the Company's average net assets attributable to its common shares for the fiscal year-to-date period after taking such payments into account and (B) the percentage of the Company's average net assets attributable to its common shares represented by "other operating expenses" during the fiscal year in which such expense support payment from Franklin Square Holdings was made (provided, however, that this clause (B) shall not apply to any reimbursement payment which relates to an expense support payment from Franklin Square Holdings made during the same fiscal year); and (ii) the Company will not reimburse Franklin Square Holdings for expense support payments made by Franklin Square Holdings for any calendar quarter if the annualized rate of regular cash distributions declared by the Company at the time of such reimbursement payment is less than the annualized rate of regular cash distributions declared by the Company at the time Franklin Square Holdings made the expense support payment to which such reimbursement payment relates. The Company is not obligated to pay interest on the reimbursements it is required to make to Franklin Square Holdings under the expense reimbursement agreement. "Other operating expenses" means the Company's total "operating expenses" (as defined below), excluding base management fees, incentive fees, organization and offering costs, financing fees and costs, interest expense, brokerage commissions and extraordinary expenses. "Operating expenses" means all operating costs and expenses incurred, as determined in accordance with GAAP for investment companies.

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

Item 14.    Principal Accountant Fees and Services

        Set forth in the table below are audit fees and non-audit related fees billed to the Company by RSM US LLP (formerly McGladrey LLP through October 25, 2015), or RSM, for professional services performed for the fiscal years ended December 31, 2015 and 2014:

Fiscal Year	Audit Fees	Audit-Related Fees(1)	Tax Fees	All Other Fees(2)
2014	$75,490	$—	$—	$—
2015	$58,740	$26,750	$—	$—

(1)
"Audit-Related Fees" are those fees billed to us by RSM for services provided by RSM or fees billed for expenses relating to the review by RSM of the Company's registration statements filed with the SEC pursuant to the Securities Act of 1933, as amended.

(2)
"All Other Fees" are those fees billed to the Company by RSM in connection with permitted non-audit services.

        The Company's Audit Committee reviews, negotiates and approves in advance the scope of work, any related engagement letter and the fees to be charged by its independent registered public accounting firm for audit services and permitted non-audit services for it and for permitted non-audit services for FSEP II Advisor and any affiliates thereof that provide services to it if such non-audit services has a direct impact on the operations or financial reporting of it. Any requests for audit, audit-related, tax and other services that have not received general pre-approval must be submitted to the Company's Audit Committee for specific pre-approval in accordance with its pre-approval policy, irrespective of the amount, and cannot commence until such approval has been granted. Normally, pre-approval is considered at regularly scheduled meetings of the Company's Audit Committee. However, the Company's Audit Committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated must report any pre-approval decisions to the Company's Audit Committee at its next scheduled meeting. The Company's Audit Committee does not delegate its responsibilities to pre-approve services performed by RSM to management. All of the audit and permitted non-audit services described above for which RSM billed the Company for the fiscal years ended December 31, 2015 and 2014 were pre-approved by the Audit Committee.

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
10.2
Form of Investment Sub-Advisory Agreement, by and between FSEP II Advisor, LLC and GSO Capital Partners L.P. (Incorporated by reference to Exhibit (g)(2) filed with Pre-Effective Amendment No. 2 to FS Energy and Power Fund II's registration statement on Form N-2 (File No. 333-195237), filed on August 22, 2014.)
10.3
Dealer Manager Agreement, dated as of July 31, 2014, by and among FS Energy and Power Fund II, FSEP II Advisor, LLC and FS2 Capital Partners, LLC. (Incorporated by reference to Exhibit (h)(1) filed with Post-Effective Amendment No. 1 to FS Energy and Power Fund II's registration statement on Form N-2 (File No. 333-195237), filed on November 12, 2014.)

10.4		Form of Selected Dealer Agreement. (Included as Appendix A to the Dealer Manager Agreement). (Incorporated by reference to Exhibit (h)(1) filed with Post-Effective Amendment No. 1 to FS Energy and Power Fund II's registration statement on Form N-2 (File No. 333-195237), filed on November 12, 2014.)
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

FS ENERGY AND POWER FUND II
Date: February 26, 2016	/s/ Michael C. Forman Michael C. Forman Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: February 26, 2016	/s/ MICHAEL C. FORMAN Michael C. Forman Chief Executive Officer
Date: February 26, 2016	/s/ EDWARD T. GALLIVAN, JR. Edward T. Gallivan, Jr. Chief Financial Officer (Principal Accounting and Financial Officer)
Date: February 26, 2016	/s/ DAVID J. ADELMAN David J. Adelman Trustee
Date: February 26, 2016	/s/ M. WALTER D'ALESSIO M. Walter D'Alessio Trustee
Date: February 26, 2016	/s/ MARC R. LEDERMAN Marc R. Lederman Trustee
Date: February 26, 2016	/s/ JUDAH C. SOMMER Judah C. Sommer Trustee