Form 10-Q
period 2016-03-31
FS Energy & Power Fund II
filed 2016-05-13
CIK 1599750

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016
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

        The issuer had 22,222 common shares of beneficial interest outstanding as of May 13, 2016.

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

FS Energy and Power Fund II

Balance Sheets

(in thousands, except share and per share amounts)

	March 31, 2016 (Unaudited)	December 31, 2015
Assets
Cash and cash equivalents	$200	$200

Total assets	$200	$200

Commitments and contingencies ($4,018 and $3,655, respectively)(1)
Shareholders' equity
Preferred shares, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	$—	$—
Common shares, $0.001 par value, 750,000,000 shares authorized, 22,222 shares issued and outstanding	—	—
Capital in excess of par value	200	200

Total shareholders' equity	$200	$200

Net asset value per common share at period end	$9.00	$9.00

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

Note 2. Summary of Significant Accounting Policies

        Basis of Presentation:    The accompanying unaudited financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company's interim unaudited financial statements should be read in conjunction with its audited financial statements as of December 31, 2015 included in the Company's annual report on Form 10-K. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. The December 31, 2015 balance sheet is derived from the Company's audited financial statements as of and for the year ended December 31, 2015. The Company is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies. The Company has evaluated the impact of subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission, or the SEC.

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

        Organization Costs:    Organization costs include, among other things, the cost of organizing as a Delaware statutory trust, including the cost of legal services and other fees pertaining to the Company's organization. These costs will be expensed as the Company raises proceeds in its continuous public offering. For the three months ended March 31, 2016 and the period from February 6, 2014 (Inception) to December 31, 2015, the Company incurred organization costs of $57 and $346, respectively, which were paid on its behalf by Franklin Square Holdings, L.P., or Franklin Square Holdings, an affiliate of FSEP II Advisor (see Note 3).

        Offering Costs:    Offering costs primarily include, among other things, marketing expense and printing, legal and due diligence fees and other costs pertaining to the Company's continuous public offering of its common shares, including the preparation of its Registration Statement on Form N-2 and salaries and direct expenses of FSEP II Advisor's personnel, employees of its affiliates and others while engaged in such activities. The Company will defer and amortize such costs as an expense over twelve months as the Company raises proceeds in its continuous public offering. For the three months ended March 31, 2016 and the period from February 6, 2014 (Inception) to December 31, 2015, the Company incurred offering costs of $306 and $3,309, respectively, which were paid on its behalf by Franklin Square Holdings (see Note 3).

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

        The incentive fee will consist of two parts. The first part of the incentive fee, which is referred to as the subordinated incentive fee on income, will be calculated and payable quarterly in arrears, will equal 20.0% of the Company's "pre-incentive fee net investment income" for the immediately preceding quarter and will be subject to a hurdle rate, expressed as a rate of return on adjusted capital equal to 1.625% per quarter, or an annualized hurdle rate of 6.5%. As a result, FSEP II Advisor will not earn this part of the incentive fee for any quarter until the Company's pre-incentive fee net investment income for such quarter exceeds the hurdle rate of 1.625%. For purposes of this fee, "adjusted capital" means cumulative gross proceeds generated from sales of the Company's common shares (including proceeds from its distribution reinvestment plan) reduced for amounts paid for share

FS Energy and Power Fund II

Notes to Unaudited Financial Statements (Continued)

(in thousands, except share and per share amounts)

Note 3. Related Party Transactions (Continued)

repurchases pursuant to the Company's share repurchase program. Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that the Company has not yet received in cash. Once the Company's pre-incentive fee net investment income in any quarter exceeds the hurdle rate, FSEP II Advisor will be entitled to a "catch-up" fee equal to the amount of the pre-incentive fee net investment income in excess of the hurdle rate, until the Company's pre-incentive fee net investment income for such quarter equals 2.031%, or 8.125% annually of adjusted capital. This "catch-up" feature allows FSEP II Advisor to recoup the fees foregone as a result of the existence of the hurdle rate. Thereafter, FSEP II Advisor will be entitled to receive 20.0% of the Company's pre-incentive fee net investment income.

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

FS Energy and Power Fund II

Notes to Unaudited Financial Statements (Continued)

(in thousands, except share and per share amounts)

Note 3. Related Party Transactions (Continued)

        Franklin Square Holdings, an affiliate of FSEP II Advisor, funded the Company's organization and offering costs in the amount of $363 and $3,655, respectively, for the three months ended March 31, 2016 and the period from February 6, 2014 (Inception) to December 31, 2015.

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

Exemptive Relief

        In an order dated June 4, 2013, the SEC granted exemptive relief to the Company's affiliates, upon which it may rely, and which permits the Company, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with certain affiliates of FSEP II Advisor, including FS Investment Corporation, FS Investment Corporation II, FS Investment Corporation III, FS Investment Corporation IV, FS Energy and Power Fund and any future BDCs that are advised by FSEP II Advisor or its affiliated investment advisers, or collectively, the co-investment affiliates. The Company believes this relief will enhance its ability to further its investment objectives and strategies. The Company believes this relief may also increase favorable investment opportunities for the Company, in part by allowing it to participate in larger investments, together with the co-investment affiliates, than would be available to the Company if such relief had not been obtained. Because the Company's affiliates did not seek exemptive relief to engage in co-investment transactions with its investment sub-adviser, GSO Capital Partners LP, or GSO, and its affiliates, the Company will be permitted to co-invest with GSO and its affiliates only in accordance with existing regulatory guidance (e.g., where price is the only negotiated term).

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

        Direct Originations:    We intend to leverage our relationship with GSO and its global sourcing and origination platform including its industry relationships to directly source investment opportunities. Such investments will be originated or structured for us or made by us and will not be generally available to the broader market. These investments may include both debt and equity components, although we do not expect to make equity investments (other than income-oriented equity investments) independent of having an existing credit relationship. We believe directly originated investments may offer higher returns and more favorable protections than broadly syndicated transactions.

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

        We will reimburse FSEP II Advisor for expenses necessary to perform services related to our administration and operations, including FSEP II Advisor's allocable portion of the compensation and related expenses of certain personnel of Franklin Square Holdings providing administrative services to us on behalf of FSEP II Advisor. Such services will include the provision of general ledger accounting, fund accounting, legal services, investor relations and other administrative services. FSEP II Advisor also will perform, or oversee the performance of, our corporate operations and required administrative services, which includes being responsible for the financial records that we are required to maintain and preparing reports for our shareholders and reports filed with the SEC. In addition, FSEP II Advisor will assist us in calculating our net asset value, overseeing the preparation and filing of tax returns and the printing and dissemination of reports to our shareholders, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others. See "—Related Party Transactions" for additional information regarding the reimbursements payable to FSEP II Advisor for administrative services and the methodology for determining the amount of any such reimbursements. We will bear all other expenses of our operations and transactions. For additional information regarding these expenses, please see our annual report on Form 10-K for the year ended December 31, 2015.

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

Portfolio Investment Activity for the Three Months Ended March 31, 2016 and 2015

        For the three months ended March 31, 2016 and 2015, we did not make or sell any investments.

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

Organization Costs

        Organization costs include, among other things, the cost of organizing as a Delaware statutory trust, including the cost of legal services and other fees pertaining to our organization. These costs will be expensed as we raise proceeds in our continuous public offering. For the three months ended March 31, 2016 and the period from February 6, 2014 (Inception) to December 31, 2015, we incurred organization costs of $57 and $346, respectively, which were paid on our behalf by Franklin Square Holdings. See also "—Related Party Transactions."

Offering Costs

        Offering costs primarily include, among other things, marketing expense and printing, legal and due diligence fees and other costs pertaining to our continuous public offering of our common shares, including the preparation of our registration statement on Form N-2 and salaries and direct expenses of FSEP II Advisor's personnel, employees of its affiliates and others while engaged in such activities. We will defer and amortize such costs to expense over twelve months as we raise proceeds in our continuous public offering. For the three months ended March 31, 2016 and the period from February 6, 2014 (Inception) to December 31, 2015, we incurred offering costs of $306 and $3,309, respectively, which were paid on our behalf by Franklin Square Holdings. See also "—Related Party Transactions."

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

Uncertainty in Income Taxes

        We will evaluate our tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in our financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is "more likely than not" to be sustained assuming examination by taxing authorities. We will recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in our statements of operations. During the three months ended March 31, 2016 and 2015, we did not record any provision for income tax for uncertain tax positions as well as did not incur any related interest or penalties.

Contractual Obligations

        We have entered into an agreement with FSEP II Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the investment advisory and administrative services agreement will be equal to (a) an annual base management fee of 2.0% of the average weekly value of our gross assets and (b) an incentive fee based on our performance. FSEP II Advisor and, to the extent it is required to provide such services, our investment sub-adviser, will be reimbursed for administrative expenses incurred on our behalf. For the three months ended March 31, 2016 and 2015, no services had been performed by FSEP II Advisor under the investment advisory and administrative services agreement, and no fees or reimbursements had been earned or paid to date.

Off-Balance Sheet Arrangements

        We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Recently Issued Accounting Standards

        None.

Related Party Transactions

Compensation of the Investment Adviser and Dealer Manager

        Pursuant to the investment advisory and administrative services agreement, after we meet the minimum offering requirement, FSEP II Advisor will be entitled to receive an annual base management fee of 2.0% of the average weekly value of our gross assets and an incentive fee based on our performance. We will also reimburse FSEP II Advisor and GSO for expenses necessary to perform services related to our administration and operations, including FSEP II Advisor's allocable portion of the compensation and related expenses of certain personnel of Franklin Square Holdings providing administrative services to us on behalf of FSEP II Advisor.

        Pursuant to the investment advisory and administrative services agreement, we will also reimburse FSEP II Advisor and its affiliates for expenses necessary to perform services related to our organization and continuous public offering. Under the terms of the investment advisory and administrative services agreement, there is no liability on our part for the organization or offering costs funded by FSEP II Advisor or its affiliates (including Franklin Square Holdings) until the investment advisory and administrative services agreement is effective and we have met the minimum offering requirement. At such time, FSEP II Advisor will be entitled to receive up to 0.75% of gross proceeds raised in our continuous public offering until all organization and offering costs funded by FSEP II Advisor or its affiliates (including Franklin Square Holdings) have been recovered. The minimum reimbursement to FSEP II Advisor for such fees is $7.5, assuming we are able to raise $1,000 in gross proceeds. The investment advisory and administrative services agreement will not be effective until we meet the minimum offering requirement.

        Franklin Square Holdings funded organization and offering costs in the amount of $363 and $3,655, respectively, for the three months ended March 31, 2016 and the period from February 6, 2014 (Inception) to December 31, 2015. These costs include legal, accounting, marketing and printing expenses associated with our organization and offering activities, including costs related to preparation of our registration statement and prospectus, and salaries and other direct expenses of FSEP II Advisor's personnel, employees of its affiliates and others while engaged in such activities on our behalf.

        The dealer manager for our continuous public offering is FS2, which is one of our affiliates. Under the dealer manager agreement, FS2 is entitled to receive upfront selling commissions in connection with the sale of shares in our continuous public offering, all or a portion of which may be re-allowed to selected broker-dealers.

        See Note 3 to our unaudited financial statements included herein for additional information regarding our related party transactions and relationships, including capital contributions by Franklin Square Holdings, potential conflicts of interest, our exemptive relief order from the SEC and our expense reimbursement arrangement with Franklin Square Holdings.

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

        We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the three months ended March 31, 2016 and 2015, we did not engage in interest rate hedging activities.

        In addition, we may have risk regarding portfolio valuation. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments."

Item 4.    Controls and Procedures.

        As required by Rule 13a-15(b) promulgated under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2016. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.

        There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Exchange Act) that occurred during the three months ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors.

        There have been no material changes from the risk factors set forth in our annual report on Form 10-K for the fiscal year ended December 31, 2015.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

        Not applicable.

Item 3.    Defaults upon Senior Securities.

        Not applicable.

Item 4.    Mine Safety Disclosures.

        Not applicable.

Item 5.    Other Information.

        Not applicable.

Item 6.    Exhibits

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

*
Filed herewith.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 13, 2016.

FS Energy and Power Fund II
By:	/s/ MICHAEL C. FORMAN Michael C. Forman Chief Executive Officer (Principal Executive Officer)
By:	/s/ EDWARD T. GALLIVAN, JR. Edward T. Gallivan, Jr. Chief Financial Officer (Principal Financial and Accounting Officer)