Form 10-Q
period 2016-09-30
FS Energy & Power Fund II
filed 2016-11-10
CIK 1599750

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016
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

        The issuer had 22,222 common shares of beneficial interest outstanding as of November 10, 2016.

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

FS Energy and Power Fund II

Balance Sheets

(in thousands, except share and per share amounts)

	September 30, 2016 (Unaudited)	December 31, 2015
Assets
Cash and cash equivalents	$200	$200

Total assets	$200	$200

Commitments and contingencies ($4,241 and $3,655, respectively)(1)
Shareholders' equity
Preferred shares, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	$—	$—
Common shares, $0.001 par value, 750,000,000 shares authorized, 22,222 shares issued and outstanding	—	—
Capital in excess of par value	200	200

Total shareholders' equity	$200	$200

Net asset value per common share at period end	$9.00	$9.00

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

Note 2. Summary of Significant Accounting Policies

        Basis of Presentation:    The accompanying unaudited financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company's interim unaudited financial statements should be read in conjunction with its audited financial statements as of December 31, 2015 included in the Company's annual report on Form 10-K. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. The December 31, 2015 balance sheet is derived from the Company's audited financial statements as of and for the year ended December 31, 2015. The Company is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies under Accounting Standards Update No. 2013-08, Financial Services—Investment Companies. The Company has evaluated the impact of subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission, or the SEC.

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

        Organization Costs:    Organization costs include, among other things, the cost of organizing as a Delaware statutory trust, including the cost of legal services and other fees pertaining to the Company's organization. These costs will be expensed as the Company raises proceeds in its continuous public offering. For the three and nine months ended September 30, 2016, the Company incurred organization costs of $17 and $80, respectively, which were paid on its behalf by Franklin Square Holdings, L.P., or FS Investments, an affiliate of FSEP II Advisor (see Note 3). For the period from February 6, 2014 (Inception) to December 31, 2015, the Company incurred organization costs of $346 which were paid on its behalf by FS Investments (see Note 3).

        Offering Costs:    Offering costs primarily include, among other things, marketing expense and printing, legal and due diligence fees and other costs pertaining to the Company's continuous public offering of its common shares, including the preparation of its Registration Statement on Form N-2 and salaries and direct expenses of FSEP II Advisor's personnel, employees of its affiliates and others while engaged in such activities. The Company will defer and amortize such costs as an expense over twelve months as the Company raises proceeds in its continuous public offering. For the three and nine months ended September 30, 2016, the Company incurred offering costs of $132 and $506, respectively, which were paid on its behalf by FS Investments (see Note 3). For the period from February 6, 2014 (Inception) to December 31, 2015, the Company incurred offering costs of $3,309 which were paid on its behalf by FS Investments (see Note 3).

        Under the terms of the investment advisory and administrative services agreement, upon satisfaction of the minimum offering requirement, FSEP II Advisor will be entitled to receive up to 0.75% of gross proceeds raised in the Company's continuous public offering until all organization and offering costs funded by FSEP II Advisor or its affiliates (including FS Investments) have been recovered.

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

        The Company will also reimburse FSEP II Advisor for expenses necessary to perform services related to the Company's administration and operations, including FSEP II Advisor's allocable portion of the compensation and related expenses of certain personnel of FS Investments providing administrative services to the Company on behalf of FSEP II Advisor. The amount of this reimbursement will be the lesser of (1) FSEP II Advisor's actual costs incurred in providing such services and (2) the amount that the Company estimates it would be required to pay alternative service providers for comparable services in the same geographic location. FSEP II Advisor will be required to allocate the cost of such services to the Company based on factors such as assets, revenues, time allocations and/or other reasonable metrics. The Company's board of trustees will review the methodology employed in determining how the expenses are allocated to the Company and the proposed allocation of the administrative expenses among the Company and certain affiliates of FSEP II Advisor. The Company's board of trustees will then assess the reasonableness of such reimbursements for expenses allocated to the Company based on the breadth, depth and quality of such services as compared to the estimated cost to the Company of obtaining similar services from third-party service providers known to be available. In addition, the Company's board of trustees will consider whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, the Company's board of trustees will, among other things, compare the total amount paid to FSEP II Advisor for such services as a percentage of the Company's net assets to the same ratio as reported by other comparable BDCs. The Company will not reimburse

FS Energy and Power Fund II

Notes to Unaudited Financial Statements (Continued)

(in thousands, except share and per share amounts)

Note 3. Related Party Transactions (Continued)

FSEP II Advisor for any services for which it receives a separate fee, or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of FSEP II Advisor.

        FS Investments, an affiliate of FSEP II Advisor, funded the Company's organization and offering costs in the amount of $149 and $586, respectively, for the three and nine months ended September 30, 2016. FS Investments funded the Company's organization and offering costs in the amount of $3,655 for the period from February 6, 2014 (Inception) to December 31, 2015.

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

        Under the terms of the investment advisory and administrative services agreement, there will be no liability on the Company's part for organization and offering costs funded by FSEP II Advisor or its affiliates (including FS Investments) until the investment advisory and administrative services agreement is effective and the Company has satisfied the minimum offering requirement. At such time, FSEP II Advisor will be entitled to receive up to 0.75% of the gross proceeds raised in the Company's continuous public offering until all organization and offering costs funded by FSEP II Advisor or its affiliates (including FS Investments) have been recovered. The minimum reimbursement to FSEP II Advisor for such fees is $7.5, assuming the Company is able to raise $1,000 in gross proceeds.

        The dealer manager for the Company's continuous public offering is FS Investment Solutions, LLC (formerly FS2 Capital Partners, LLC), or FS Investment Solutions, which is one of the Company's affiliates. Under the dealer manager agreement among the Company, FSEP II Advisor and FS Investment Solutions, or the dealer manager agreement, FS Investment Solutions will be entitled to receive upfront sales commissions in connection with the sale of common shares in the Company's continuous public offering, all or a portion of which may be re-allowed to selected broker-dealers and financial representatives.

Capital Contributions by FS Investments

        In April 2014, pursuant to a private placement, Michael C. Forman and David J. Adelman, the co-founders of FS Investments, contributed an aggregate of $200 to purchase approximately 22,222 common shares at $9.00 per share. Messrs. Forman and Adelman have agreed not to tender these common shares for repurchase as long as FSEP II Advisor remains the Company's investment adviser.

Potential Conflicts of Interest

        FSEP II Advisor's senior management team is comprised of substantially the same personnel as the senior management teams of FB Income Advisor, LLC, FSIC II Advisor, LLC, FSIC III Advisor, LLC, FSIC IV Advisor, LLC, FS Investment Advisor, LLC and FS Global Advisor, LLC, the investment advisers to FS Investments' other affiliated BDCs and affiliated closed-end management investment company. As a result, such personnel provide investment advisory services to the Company and each of FS Investment Corporation, FS Investment Corporation II, FS Investment Corporation III, FS Investment Corporation IV, FS Energy and Power Fund and FS Global Credit Opportunities Fund.

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

Expense Reimbursement

        Pursuant to an expense support and conditional reimbursement agreement, dated as of July 31, 2014, by and between FS Investments and the Company, or the expense reimbursement agreement, FS Investments has agreed to reimburse the Company for expenses in an amount that is sufficient to ensure that no portion of the Company's distributions to shareholders will be paid from its offering proceeds or borrowings.

        However, because certain investments the Company may make, including preferred and common equity investments, may generate dividends and other distributions to the Company that are treated for tax purposes as a return of capital, a portion of the Company's distributions to shareholders may also be deemed to constitute a return of capital for tax purposes to the extent that the Company may use such dividends or other distribution proceeds to fund its distributions to shareholders. Under those circumstances, FS Investments will not reimburse the Company for the portion of such distributions to shareholders that represent a return of capital for tax purposes.

FS Energy and Power Fund II

Notes to Unaudited Financial Statements (Continued)

(in thousands, except share and per share amounts)

Note 3. Related Party Transactions (Continued)

        Under the expense reimbursement agreement, FS Investments will reimburse the Company quarterly for expenses in an amount equal to the difference between the Company's cumulative distributions paid to its shareholders in each quarter, less the sum of the Company's investment company taxable income, net capital gains and dividends and other distributions paid to the Company on account of preferred and common equity investments in portfolio companies (to the extent such amounts are not included in investment company taxable income or net capital gains) in each quarter.

        Pursuant to the expense reimbursement agreement, the Company has a conditional obligation to reimburse FS Investments for any amounts funded by FS Investments under such agreement if (and only to the extent that), during any fiscal quarter occurring within three years of the date on which FS Investments funded such amount, the sum of the Company's investment company taxable income, net capital gains and the amount of any dividends and other distributions paid to the Company on account of preferred and common equity investments in portfolio companies (to the extent not included in investment company taxable income or net capital gains) exceeds the cumulative ordinary cash distributions paid by the Company to its shareholders during such quarter; provided, however, that (i) the Company will only reimburse FS Investments for expense support payments made by FS Investments to the extent that the payment of such reimbursement (together with any other reimbursement paid during such fiscal year) does not cause "other operating expenses" (as defined below) (on an annualized basis and net of any expense support payments received by the Company during such fiscal year) to exceed the lesser of (A) 1.75% of the Company's average net assets attributable to its common shares for the fiscal year-to-date period after taking such payments into account and (B) the percentage of the Company's average net assets attributable to its common shares represented by "other operating expenses" during the fiscal year in which such expense support payment from FS Investments was made (provided, however, that this clause (B) shall not apply to any reimbursement payment which relates to an expense support payment from FS Investments made during the same fiscal year); and (ii) the Company will not reimburse FS Investments for expense support payments made by FS Investments if the annualized rate of regular cash distributions declared by the Company at the time of such reimbursement payment is less than the annualized rate of regular cash distributions declared by the Company at the time FS Investments made the expense support payment to which such reimbursement payment relates. "Other operating expenses" means the Company's total "operating expenses" (as defined below), excluding base management fees, incentive fees, organization and offering expenses, financing fees and costs, interest expense, brokerage commissions and extraordinary expenses. "Operating expenses" means all operating costs and expenses incurred, as determined in accordance with GAAP for investment companies.

        FS Investments has indicated that it expects to continue such reimbursements until it deems that the Company has achieved economies of scale sufficient to ensure that it bears a reasonable level of expenses in relation to its income.

        The specific amount of expenses reimbursed by FS Investments pursuant to the expense reimbursement agreement, if any, will be determined at the end of each quarter. The Company or FS Investments may terminate the expense reimbursement agreement at any time. Upon termination of the expense reimbursement agreement by FS Investments, FS Investments will be required to fund any amounts accrued thereunder as of the date of termination. Similarly, the conditional obligation of the Company to reimburse FS Investments pursuant to the terms of the expense reimbursement agreement shall survive the termination of such agreement by either party.

FS Energy and Power Fund II

Notes to Unaudited Financial Statements (Continued)

(in thousands, except share and per share amounts)

Note 3. Related Party Transactions (Continued)

        FS Investments is controlled by the Company's chairman, president and chief executive officer, Michael C. Forman, and the Company's vice-chairman, David J. Adelman. There can be no assurance that the expense reimbursement agreement will remain in effect or that FS Investments will reimburse any portion of the Company's expenses in future quarters.

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

        See Note 3 for a discussion of the Company's commitments to FSEP II Advisor and its affiliates (including FS Investments) for the reimbursement of organization and offering costs funded by FS Investments.

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

        We will reimburse FSEP II Advisor for expenses necessary to perform services related to our administration and operations, including FSEP II Advisor's allocable portion of the compensation and related expenses of certain personnel of FS Investments providing administrative services to us on behalf of FSEP II Advisor. Such services will include the provision of general ledger accounting, fund accounting, legal services, investor relations and other administrative services. FSEP II Advisor also will perform, or oversee the performance of, our corporate operations and required administrative services, which includes being responsible for the financial records that we are required to maintain and preparing reports for our shareholders and reports filed with the SEC. In addition, FSEP II Advisor will assist us in calculating our net asset value, overseeing the preparation and filing of tax returns and the printing and dissemination of reports to our shareholders, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others. See "—Related Party Transactions" for additional information regarding the reimbursements payable to FSEP II Advisor for administrative services and the methodology for determining the amount of any such reimbursements. We will bear all other expenses of our operations and transactions. For additional information regarding these expenses, please see our annual report on Form 10-K for the year ended December 31, 2015.

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

Expense Reimbursement

        Pursuant to the expense reimbursement agreement, FS Investments has agreed to reimburse us for expenses in an amount that is sufficient to ensure that no portion of our distributions to shareholders will be paid from our offering proceeds or borrowings.

        However, because certain investments we may make, including preferred and common equity investments, may generate dividends and other distributions to us that are treated for tax purposes as a return of capital, a portion of our distributions to shareholders may also be deemed to constitute a return of capital for tax purposes to the extent that we may use such dividends or other distribution proceeds to fund our distributions to shareholders. Under those circumstances, FS Investments will not reimburse us for the portion of such distributions to shareholders that represent a return of capital for tax purposes.

        Under the expense reimbursement agreement, FS Investments will reimburse us quarterly for expenses in an amount equal to the difference between our cumulative distributions paid to our shareholders in each quarter, less the sum of our investment company taxable income, net capital gains and dividends and other distributions paid to us on account of preferred and common equity investments in portfolio companies (to the extent such amounts are not included in net investment company taxable income or net capital gains) in each quarter.

        Pursuant to the expense reimbursement agreement, we have a conditional obligation to reimburse FS Investments for any amounts funded by FS Investments under such agreement if (and only to the extent that), during any fiscal quarter occurring within three years of the date on which FS Investments funded such amount, the sum of our net investment company taxable income, net capital gains and the amount of any dividends and other distributions paid to us on account of preferred and common equity investments in portfolio companies (to the extent not included in net investment company taxable income or net capital gains) exceeds the cumulative ordinary cash distributions paid by us to our shareholders during such quarter; provided, however, that (i) we will only reimburse FS Investments for expense support payments made by FS Investments with respect to any calendar quarter to the extent that the payment of such reimbursement (together with any other reimbursement paid during such fiscal year) does not cause "other operating expenses" (as defined below) (on an annualized basis and net of any expense support payments received by us during such fiscal year) to exceed the lesser of (A) 1.75% of our average net assets attributable to our common shares for the fiscal year-to-date period after taking such payments into account and (B) the percentage of our average net assets attributable to our common shares represented by "other operating expenses" during the fiscal year in which such expense support payment from FS Investments was made (provided, however, that this clause (B) shall not apply to any reimbursement payment which relates to an expense support payment from FS Investments made during the same fiscal year); and (ii) we will not reimburse FS Investments for expense support payments made by FS Investments for any calendar quarter if the annualized rate of regular cash distributions declared by us at the time of such reimbursement payment is less than the annualized rate of regular cash distributions declared by us at the time FS Investments made the expense support payment to which such reimbursement payment relates. We are not obligated to pay interest on the reimbursements we are required to make to FS Investments under the expense reimbursement agreement. "Other operating expenses" means our total "operating expenses" (as defined below), excluding base management fees, incentive fees, organization and offering costs, financing fees and costs, interest expense, brokerage commissions and extraordinary expenses. "Operating expenses" means all operating costs and expenses incurred, as determined in accordance with GAAP for investment companies.

        FS Investments has indicated that it expects to continue such reimbursements until it deems that we have achieved economies of scale sufficient to ensure that we bear a reasonable level of expenses in relation to our income.

        The specific amount of expenses reimbursed by FS Investments pursuant to the expense reimbursement agreement, if any, will be determined at the end of each quarter. We or FS Investments may terminate the expense reimbursement agreement at any time. Upon termination of the expense reimbursement agreement by FS Investments, FS Investments will be required to fund any amounts accrued thereunder as of the date of termination. Similarly, our conditional obligation to reimburse FS Investments pursuant to the terms of the expense reimbursement agreement shall survive the termination of such agreement by either party.

        FS Investments is controlled by our chairman, president and chief executive officer, Michael C. Forman, and our vice-chairman, David J. Adelman. There can be no assurance that the expense reimbursement agreement will remain in effect or that FS Investments will reimburse any portion of our expenses in future quarters.

Portfolio Investment Activity for the Three and Nine Months Ended September 30, 2016 and 2015

        For the three and nine months ended September 30, 2016 and 2015, we did not make or sell any investments.

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

Capital Contributions by FS Investments

        In April 2014, pursuant to a private placement, Michael C. Forman and David J. Adelman, the co-founders of FS Investments, contributed an aggregate of $200 to purchase approximately 22,222 common shares at $9.00 per share. Messrs. Forman and Adelman have agreed not to tender these common shares for repurchase as long as FSEP II Advisor remains our investment adviser.

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

        We may fund our cash distributions to shareholders from any sources of funds legally available to us, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies and expense reimbursements and other related payments from FS Investments. We have not established limits on the amount of funds we may use from available sources to make distributions.

        We expect that for a period of time following commencement of our continuous public offering, which time period may be significant, substantial portions of our distributions may be funded through the reimbursement of certain expenses by FS Investments and its affiliates, including through the waiver of certain investment advisory fees by FSEP II Advisor, that are subject to repayment by us within three years. The purpose of this arrangement is to ensure that no portion of our distributions to shareholders will be paid from offering proceeds or borrowings. Any such distributions funded through expense reimbursements or waivers of advisory fees will not be based on our investment performance, and can only be sustained if we achieve positive investment performance in future periods and/or FS Investments and its affiliates continue to make such reimbursements or waivers of such fees. Our future repayments of amounts reimbursed or waived by FS Investments or its affiliates will reduce the distributions that shareholders would otherwise receive in the future. There can be no assurance that we will achieve the performance necessary to be able to pay distributions at a specific rate or at all. FS Investments and its affiliates, including FSEP II Advisor, have no obligation to waive advisory fees or otherwise reimburse expenses in future periods.

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

Organization Costs

        Organization costs include, among other things, the cost of organizing as a Delaware statutory trust, including the cost of legal services and other fees pertaining to our organization. These costs will be expensed as we raise proceeds in our continuous public offering. For the three and nine months ended September 30, 2016, we incurred organization costs of $17 and $80, respectively, which were paid on our behalf by FS Investments. For the period from February 6, 2014 (Inception) to December 31, 2015, we incurred organization costs of $346 which were paid on our behalf by FS Investments. See also "—Related Party Transactions."

Offering Costs

        Offering costs primarily include, among other things, marketing expense and printing, legal and due diligence fees and other costs pertaining to our continuous public offering of our common shares, including the preparation of our registration statement on Form N-2 and salaries and direct expenses of FSEP II Advisor's personnel, employees of its affiliates and others while engaged in such activities. We will defer and amortize such costs to expense over twelve months as we raise proceeds in our continuous public offering. For the three and nine months ended September 30, 2016, we incurred offering costs of $132 and $506, respectively, which were paid on our behalf by FS Investments. For the period from February 6, 2014 (Inception) to December 31, 2015, we incurred offering costs of $3,309 which were paid on our behalf by FS Investments. See also "—Related Party Transactions."

        Under the terms of the investment advisory and administrative services agreement, upon satisfaction of the minimum offering requirement, FSEP II Advisor will be entitled to receive up to

0.75% of gross proceeds raised in our continuous public offering until all organization and offering costs funded by FSEP II Advisor or its affiliates (including FS Investments) have been recovered.

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

Uncertainty in Income Taxes

        We will evaluate our tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in our financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is "more likely than not" to be sustained assuming examination by taxing authorities. We will recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in our statements of operations. During the nine months ended September 30, 2016 and 2015, we did not record any provision for income tax for uncertain tax positions as well as did not incur any related interest or penalties.

Contractual Obligations

        We have entered into an agreement with FSEP II Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the investment advisory and administrative services agreement will be equal to (a) an annual base management fee of 2.0% of the average weekly value of our gross assets and (b) an incentive fee based on our performance. FSEP II Advisor and, to the extent it is required to provide such services, our investment sub-adviser, will be reimbursed for administrative expenses incurred on our behalf. For the nine months ended September 30, 2016 and 2015, no services had been performed by FSEP II Advisor under the investment advisory and administrative services agreement, and no fees or reimbursements had been earned or paid to date.

Off-Balance Sheet Arrangements

        We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Recently Issued Accounting Standards

        None.

Related Party Transactions

Compensation of the Investment Adviser and Dealer Manager

        Pursuant to the investment advisory and administrative services agreement, after we meet the minimum offering requirement, FSEP II Advisor will be entitled to receive an annual base management fee of 2.0% of the average weekly value of our gross assets and an incentive fee based on our performance. We will also reimburse FSEP II Advisor and GSO for expenses necessary to perform services related to our administration and operations, including FSEP II Advisor's allocable portion of the compensation and related expenses of certain personnel of FS Investments providing administrative services to us on behalf of FSEP II Advisor.

        Pursuant to the investment advisory and administrative services agreement, we will also reimburse FSEP II Advisor and its affiliates for expenses necessary to perform services related to our organization and continuous public offering. Under the terms of the investment advisory and administrative services agreement, there is no liability on our part for the organization or offering costs funded by FSEP II Advisor or its affiliates (including FS Investments) until the investment advisory and administrative services agreement is effective and we have met the minimum offering requirement. At such time, FSEP II Advisor will be entitled to receive up to 0.75% of gross proceeds raised in our continuous public offering until all organization and offering costs funded by FSEP II Advisor or its affiliates (including FS Investments) have been recovered. The minimum reimbursement to FSEP II Advisor for such fees is $7.5, assuming we are able to raise $1,000 in gross proceeds. The investment advisory and administrative services agreement will not be effective until we meet the minimum offering requirement.

        FS Investments funded organization and offering costs in the amount of $149 and $586, respectively, for the three and nine months ended September 30, 2016. FS Investments funded organization and offering costs in the amount of $3,655 for the period from February 6, 2014 (Inception) to December 31, 2015. These costs include legal, accounting, marketing and printing expenses associated with our organization and offering activities, including costs related to preparation of our registration statement and prospectus, and salaries and other direct expenses of FSEP II Advisor's personnel, employees of its affiliates and others while engaged in such activities on our behalf.

        The dealer manager for our continuous public offering is FS Investment Solutions, which is one of our affiliates. Under the dealer manager agreement, FS Investment Solutions is entitled to receive upfront selling commissions in connection with the sale of shares in our continuous public offering, all or a portion of which may be re-allowed to selected broker-dealers.

        See Note 3 to our unaudited financial statements included herein for additional information regarding our related party transactions and relationships, including capital contributions by FS Investments, potential conflicts of interest, our exemptive relief order from the SEC and our expense reimbursement arrangement with FS Investments.

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

        We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the nine months ended September 30, 2016 and 2015, we did not engage in interest rate hedging activities.

        In addition, we may have risk regarding portfolio valuation. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments."

Item 4.    Controls and Procedures.

        As required by Rule 13a-15(b) promulgated under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2016. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.

        There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Exchange Act) that occurred during the three month period ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
10.3
Dealer Manager Agreement, dated as of July 31, 2014, by and among FS Energy and Power Fund II, FSEP II Advisor, LLC and FS2 Capital Partners, LLC (Incorporated by reference to Exhibit (h)(1) filed with Post-Effective Amendment No. 1 to FS Energy and Power Fund II's registration statement on Form N-2 (File No. 333-195237) filed on November 12, 2014.)
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
10.6
Escrow Agreement, dated as of July 31, 2014, by and among FS Energy and Power Fund II, UMB Bank, N.A. and FS2 Capital Partners, LLC (Incorporated by reference to Exhibit (k)(1) filed with Post-Effective Amendment No. 1 to FS Energy and Power Fund II's registration statement on Form N-2 (File No. 333-195237) filed on November 12, 2014.)
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

*
Filed herewith.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 10, 2016.

FS Energy and Power Fund II
By:	/s/ MICHAEL C. FORMAN Michael C. Forman Chief Executive Officer (Principal Executive Officer)
By:	/s/ EDWARD T. GALLIVAN, JR. Edward T. Gallivan, Jr. Chief Financial Officer (Principal Financial and Accounting Officer)